Form 10-Q
period 1996-06-28
MINIMED INC
filed 1996-08-08
CIK 945801

============================================================================
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

      (Mark One)
         |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 28, 1996

                                      OR

        | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _____ to _____

                        Commission file number 0-26268

                                 MINIMED INC.
            (Exact Name of Registrant as Specified in its Charter)

                             --------------------

                        Delaware                      95-4408171
            (State or other jurisdiction of       (I.R.S. Employer
            incorporation or organization)         Identification No.)

                  12744 San Fernando Road, Sylmar, CA 91342
                                (818) 362-5958

                             --------------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
   1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
           filing requirements for the past 90 days. Yes |X| No |_|

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
          Title of each class           Outstanding at August 2, 1996
       Common Stock, $.01 par value              11,606,143

================================================================================

                                    INDEX

                                 MINIMED INC.

                                                                         Page
                                                                        Number
                                                                      ---------
PART I.         FINANCIAL INFORMATION
Item 1.         Consolidated Financial Statements and Notes
                  (Unaudited)                                             3

                Consolidated Balance Sheets--December 29, 1995
                  and June 28, 1996                                       3

                Consolidated Statements of Operations--Three
                  months and six months ended June 28, 1996 and
                  June 30, 1995                                           4

                Consolidated Statements of Cash Flows--Six months
                  ended June 28, 1996 and June 30, 1995                   5

                Notes to Consolidated Financial Statements                6

Item 2.         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     8

PART II.        OTHER INFORMATION                                        12

Item 1.         Litigation                                               12

Item 4.         Submission of Matters to a Vote of Security Holders      12


Item 6.         Exhibits and Reports on Form 8-K                         13

SIGNATURE                                                                14

Index to Exhibits                                                        15

                        PART I. FINANCIAL INFORMATION

             Item 1. Consolidated Financial Statements and Notes

                                MINIMED INC.
                         CONSOLIDATED BALANCE SHEETS

                                 A S S E T S

                                                     December 29,    June 28,
                                                          1995         1996
                                                      -----------  -----------
                                                                   (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents.........................$14,762,000   $8,717,000
    Short-term investments............................ $8,724,000  $13,786,000
    Accounts receivable, net of allowance for
       doubtful accounts of $1,327,000 and $1,843,000
       at December 29, 1995 and June 28, 1996,
       respectively................................... 10,562,000   10,102,000
    Receivables due from related entities.............     23,000            -
    Inventories.......................................  5,165,000    6,969,000
    Deferred tax assets, net..........................    789,000      789,000
    Prepaid expenses and other current assets.........  1,065,000      794,000
                                                      -----------  -----------
             Total current assets..................... 41,090,000   41,157,000
PROPERTY AND EQUIPMENT -  NET......................... 10,553,000   11,604,000
                                                      -----------  -----------
TOTAL ASSETS..........................................$51,643,000  $52,761,000
                                                      ===========  ===========


                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable.................................. $1,895,000   $1,195,000
    Current portion of notes payable..................    600,000      600,000
    Accrued payroll related expenses..................  1,966,000    2,044,000
    Accrued warranties................................  3,243,000    3,139,000
    Other accrued expenses............................  1,577,000      378,000
                                                      -----------  -----------
             Total current liabilities................  9,281,000    7,356,000
                                                      -----------  -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Common stock, par value $0.01;
      20,000,000 shares authorized; 11,405,933 and
      11,604,693 shares issued and outstanding as of
      December 29, 1995 and (unaudited) June 28, 1996
      respectively....................................    114,000      116,000
    Additional capital................................ 43,912,000   45,394,000
    Accumulated deficit............................... (1,664,000)    (105,000)
                                                      -----------  -----------
             Total stockholders' equity............... 42,362,000   45,405,000
                                                      -----------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............$51,643,000  $52,761,000
                                                      ===========  ===========

               See notes to consolidated financial statements.


                                  MINIMED INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                         Three Months Ended       Six Months Ended
                                        June 28,    June 30,     June 28,   June 30,
                                       ----------------------  ----------------------
                                          1996        1995         1996       1995
                                       ----------  ----------  ----------- ----------
                                                         (Unaudited)
NET SALES.............................$13,343,000 $10,989,000 $25,552,000 $19,290,000
COST OF SALES.........................  4,571,000   3,902,000   8,883,000   7,085,000
                                       ----------  ----------  ----------- ----------
      Gross profit....................  8,772,000   7,087,000  16,669,000  12,205,000

OPERATING EXPENSES:
   Selling, general and administrative. 5,818,000   4,934,000  11,142,000   9,191,000
   Research and development............ 1,953,000   2,005,000   3,775,000   3,374,000
                                       ----------   ---------  ----------- ----------
           Total operating expenses.... 7,771,000   6,939,000  14,917,000  12,565,000

INCOME (LOSS) FROM OPERATIONS.......... 1,001,000     148,000   1,752,000    (360,000)

OTHER:
         Interest expense..............         0    (157,000)          0    (311,000)
         Other income..................   301,000     110,000     497,000     320,000
                                       -----------  ---------  ----------- ----------
INCOME (LOSS) BEFORE INCOME TAXES...... 1,302,000     101,000   2,249,000    (351,000)
Provision for income taxes.............  (370,000)          0    (690,000)          0
                                       -----------  ---------- ----------- ----------
NET INCOME (LOSS)......................  $932,000    $101,000  $1,559,000   ($351,000)
                                       ===========  ========== =========== ==========

Net income (loss) per share............     $0.08       $0.01       $0.13      ($0.04)
                                       ===========  ========== =========== ==========

Weighted  average common and common-
equivalent shares outstanding..........12,300,000   9,407,000  12,160,000   8,948,000
                                       ===========  ========== =========== ==========


                   See notes to consolidated financial statements.


                                 MINIMED INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Six Months Ended
                                                      -------------------------
                                                        June 28,      June 30,
                                                      ------------  -----------
                                                         1996          1995
                                                      ------------  -----------
                                                            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)................................. $1,559,000    ($351,000)

    Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
       Depreciation...................................    928,000      539,000
       Changes in operating assets and liabilities:
          Accounts receivable, net....................    460,000    1,024,000
          Receivables due from related entities.......     23,000      (20,000)
          Inventories................................. (1,804,000)  (1,557,000)
          Prepaid expenses and other current assets...    271,000      315,000
          Accounts payable............................   (700,000)      70,000
          Accrued expenses............................   (701,000)     650,000
                                                      ------------  -----------
       Net cash provided by operating activities......     36,000      670,000

CASH FLOWS FROM INVESTING ACTIVITIES:
    Short-term investments............................ (5,062,000)           0
    Purchase of property and equipment................ (1,979,000)  (1,694,000)
                                                      ------------  -----------
       Net cash used in investing activities.......... (7,041,000)  (1,694,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from the exercise of stock options.......    960,000            0
                                                      ------------  -----------
       Net cash provided by financing activities......    960,000            0

NET DECREASE IN CASH.................................. (6,045,000)  (1,024,000)

CASH AND CASH EQUIVALENTS,  BEGINNING OF PERIOD....... 14,762,000   10,348,000
                                                      ------------  -----------
CASH AND CASH EQUIVALENTS,  END OF PERIOD............. $8,717,000   $9,324,000
                                                      ============  ===========


               See notes to consolidated financial statements.

- ----------


SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the period for:
       Income taxes                                      $877,000           $0
                                                      ============  ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITY:
    The Company has recognized a reduction in income taxes payable of $520,000 during the six months ended June 28, 1996 related to the exercise of nonqualified stock options.

    During the six months ended June 30, 1995, the Company recorded $187,000 in accretion of preferred stock to redemption value and $251,000 in accrued preferred stock dividends directly to accumulated deficit.

                                 MINIMED INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                June 28, 1996
                                 (Unaudited)

Note 1.  Basis of Presentation

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements included in the Annual Report of MiniMed Inc. (the "Company") filed on Form 10-K with the Securities and Exchange Commission for the year ended December 29, 1995. The results of operations for the three months and six months ended June 28, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending December 27, 1996.

Note 2.  Income Taxes

      Net income and earnings per share for the three months and six months ended June 28, 1996 reflect income taxes which have been recorded at the Company's estimated effective income tax rate for the year. This estimated income tax rate has been determined by giving consideration to the pretax earnings and losses applicable to foreign and domestic tax jurisdictions and the estimated reduction of valuation allowances which offset deferred tax assets of the Company under the provisions of FASB Statement No. 109, "Accounting for Income Taxes". No provision for income taxes was recorded in the Company's operating results for the three months and six months ended June 30, 1995 as its taxable income for these periods was offset by net operating loss carryovers.

Note 3.  Weighted Average Number of Common and Common Equivalent Shares
              Outstanding

      Earnings (losses) per common and common equivalent share for the three months and six months ended June 28, 1996, and June 30, 1995, were computed by dividing net income (loss) by the weighted average common and common equivalent shares outstanding during the periods presented, computed in accordance with the treasury stock method. As required by rules promulgated by the Securities and Exchange Commission, shares, options, warrants or convertible preferred shares issued at prices below the initial public offering price in the twelve months prior to the initial public offering have been included in the calculations as if outstanding using the treasury stock method for the three months and six months ended June 30, 1995.


                                 MINIMED INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                                June 28, 1996
                                 (Unaudited)


Note 4.  Consolidated Balance Sheet Components

Certain balance sheet components are as follows:
                                      December 29,         June 28,
                                          1995               1996
                                     ------------------------------------
                                                         (Unaudited)
Inventories:
  Raw materials                         $2,994,000         $3,927,000
  Work-in-progress                         929,000            901,000
  Finished goods                         1,242,000          2,141,000
                                     ------------------------------------
                                        $5,165,000         $6,969,000
                                     ====================================
Property, plant and equipment
  Land, buildings and improvements      $6,028,000         $6,349,000
  Machinery and equipment                4,987,000          5,938,000
  Tooling and molds                      2,299,000          2,676,000
  Furniture and fixtures                 1,131,000          1,461,000
                                     ------------------------------------
                                        14,445,000         16,424,000
Less accumulated depreciation           (3,892,000)        (4,820,000)
                                     ====================================
Total                                  $10,553,000        $11,604,000
                                     ====================================

5.  Contingencies

      On June 7, 1996, Disetronic Medical Systems, Inc. ("Disetronic"), a competitor to the Company, filed a lawsuit in the United States District Court in Tampa, Florida, alleging that the Company and a named sales representative engaged in improper sales tactics and false and misleading advertising. The complaint was amended on June 14, 1996. On July 1, 1996, the Company filed its answer to the lawsuit in which the Company denied the allegations of improper conduct. In addition to filing the answer, the Company filed a counterclaim against Disetronic alleging, among other things, that Disetronic has disseminated false and misleading statements regarding the Company, its business and its products, and has disseminated false and misleading statements about the insulin infusion pumps Disetronic markets in the United States. Both the Company and Disetronic, in their respective claims, seek monetary damages in unspecified amounts and injunctive relief. No trial date has been set and discovery has not yet commenced. While the Company believes that the Disetronic claims are without merit and the Company is entitled to relief on its counterclaims, because of the preliminary status of the litigation, the Company is unable to predict what financial impact the lawsuit may have.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      The following table summarizes the Company's results of operations as a percentage of net sales for the three months and six months ended June 28, 1996 and June 30, 1995:

                                    Three Months Ended    Six Months Ended
                                    ------------------- --------------------
                                    June 28,   June 30,  June 28,  June 30,
                                      1996       1995      1996      1995
                                    ------------------- --------------------
Net sales                            100.0%     100.0%    100.0%    100.0%
Cost of sales                         34.3       35.5      34.8      36.7
                                    ------------------- --------------------
Gross profit                          65.7       64.5      65.2      63.3
Operating expenses:
  Selling, general and administrative 43.6       44.9      43.6      47.6
  Research and development            14.6       18.2      14.8      17.5
                                    ------------------- --------------------
    Total operating expenses          58.2       63.1      58.4      65.1
                                    ------------------- --------------------
 Operating income (loss)               7.5%       1.4%      6.8%     (1.8)%
                                    =================== ====================

Net Sales
      The following table summarizes net sales by product line for the three-month and six-month periods ended June 28, 1996 and June 30, 1995:

                         Dollars in thousands                   % of Net Sales
                ------------------------------------- ------------------------------------
                       Three              Six               Three               Six
                       Months            Months             Months             Months
                       Ended             Ended              Ended              Ended
                ------------------------------------- ------------------------------------
                 June 28, June 30,  June 28, June 30,  June 28, June 30, June 28, June 30,
                   1996     1995      1996     1995     1996      1995     1996     1995
                ------------------------------------- ------------------------------------
Net Sales:
 External pumps
  and related
  disposables:
    Domestic      $11,186   $8,635  $21,107  $15,748     83.8%    78.6%    82.6%   81.6%
    International   1,429    1,557    3,394    2,723     10.7     14.2     13.3    14.1
                ------------------------------------ -------------------------------------
       Subtotal    12,615   10,192   24,501   18,471     94.5     92.8     95.9    95.7
 Implantable
  pumps               728      797    1,051      819      5.5      7.2      4.1     4.3
                ==================================== =====================================
   Net sales      $13,343  $10,989  $25,552  $19,290    100.0%   100.0%   100.0%  100.0%
                ==================================== =====================================

      Net sales increased $2,354,000 or 21.4% during the three months ended June 28, 1996 over the three months ended June 30, 1995 to $13,343,000 from $10,989,000. Net sales increased 32.5% during the six months ended June 28, 1996 over the six months ended June 30, 1995 to $25,552,000 from $19,290,000. The increase is the result of an increase in the sales of external pumps and related disposables, a 23.8% increase in the three months ended June 28, 1996 and a 32.6% increase in the six months ended June 28, 1996 over the comparable periods in 1995. These increases in net sales represent a volume increase in pump and disposable units sold and a customer shift to more expensive disposable products offered by the Company since June 1995.

      Included in international net sales of external pumps and related disposables are sales of external insulin pumps in Europe pursuant to a pre-existing contractual arrangement with Novo Nordisk, a leading international supplier of insulin. For the three-month and six-month periods ended June 28, 1996, approximately 6.3% and 28.4%, respectively, of international sales of external pumps and related disposables pertained to this agreement, compared to 24.8% and 16.8% of international sales of external pumps and related disposables for the three-month and six-month periods ended June 30, 1995, respectively. Under a 1993 agreement, external pumps previously manufactured and sold by Novo Nordisk were replaced with pumps purchased from the Company. The Company completed its obligations under the contract with Novo Nordisk during the quarter ended June 28, 1996.
      Sales of implantable pumps decreased by $69,000 during the three-month period ended June 28, 1996 over the three-month period ended June 30, 1995 to $728,000 from $797,000. Implantable pump sales increased by $232,000 during the six-month period ended June 28, 1996 over the six-month period ended June 30, 1995 to $1,051,000 from $819,000. Business activity for the implantable pump product line remains sporadic due to the lack of regulatory approval for this device in the United States and the availability and continued uncertainty related to regulatory approval of the special insulin required for the implantable insulin pump.
      Future sales of the Company's implantable insulin pumps may be adversely affected by the availability of the special insulin utilized in the implantable pumps as well as the ability to receive regulatory approval for the insulin, seasonality, and overall market acceptance of this product line.

Cost of Sales and Gross Profits

      The following table summarizes gross profit by product line:

                           Dollars in thousands                    % of Net Sales
                 ------------------------------------ ------------------------------------
                         Three              Six               Three                Six
                        Months             Months             Months              Months
                         Ended             Ended              Ended               Ended
                 ------------------------------------ ------------------------------------
                 June 28, June 30, June 28,  June 30,  June 28, June 30, June 28, June 30,
                   1996     1995     1996      1995      1996     1995     1996     1995
                 ------------------------------------ ------------------------------------
Gross Profits:
  External pumps
    and related
    disposables   $8,820   $7,155   $16,853  $12,280    66.1%     65.1%    66.0%    63.7%
  Implantable
    pumps            (48)     (68)     (184)     (75)   (0.4)     (0.6)    (0.7)    (0.4)
                ===================================== ====================================
  Total           $8,772   $7,087   $16,669  $12,205    65.7%     64.5%    65.3%    63.3%
                ===================================== ====================================

      Cost of sales increased 17.1% during the three-month period ended June 28, 1996 over the three-month period ended June 30, 1995 to $4,571,000 from $3,902,000. Cost of sales as a percentage of sales decreased to 34.3% in the three-month period ended June 28, 1996 from 35.5% in the three-month period ended June 30, 1995. Cost of sales increased 25.4% during the six-month period ended June 28, 1996 over the six-month period ended June 30, 1995 to $8,883,000 from $7,085,000. Cost of sales as a percentage of sales decreased to 34.8% in the six-month period ended June 28, 1996 from 36.7% in the six-month period ended June 30, 1995.

The decrease in cost of sales as a percentage of sales for the three months and six months ended June 28, 1996 compared to the same periods in 1995 is the result of continued cost improvements and economies of scale related to increased sales volume. Cost of sales for the three months ended June 28, 1996 included manufacturing start-up expenses related to the Company's release of its latest generation external insulin pump, the model 507, in June 1996. Continued increases due to such start-up costs may adversely impact gross profits over the balance of 1996. The Company's gross profits have been adversely impacted by the implantable pump product line during all periods due to low volumes and development issues.

Selling, General and Administrative

      Selling, general and administrative expenses increased 17.9% in the three months ended June 28, 1996 over the three months ended June 30, 1995 to $5,818,000 from $4,934,000. Selling, general and administrative expenses as a percentage of sales decreased to 43.6% in the three-month period ended June 28, 1996 from 44.9% in the three-month period ended June 30, 1995. Selling, general and administrative expenses increased 21.2% in the six months ended June 28, 1996 over the six months ended June 30, 1995 to $11,142,000 from $9,191,000.
Selling, general and administrative expenses as a percentage of sales decreased to 43.6% in the six-month period ended June 28, 1996 from 47.6% in the six-month period ended June 30, 1995. This reduction as a percentage of sales indicates that with increased sales the Company has achieved a degree of leverage with its fixed selling, general and administrative expenses. The overall increase in selling expenses in the three months and six months ended June 28, 1996 over the comparable periods ended June 30, 1995 relates primarily to increased sales volume, the introduction of the Model 507 external insulin pump, increased marketing efforts to educate patients, professionals and payors in the intensive management of diabetes and increased spending in international sales and marketing efforts. The international expense increase is primarily associated with bringing in-house to the Company's French subsidiary certain administrative functions that had been previously performed by various third parties and the organization and continuing start-up costs of the Company's German subsidiary, which was formed in December 1995. Additionally, the Company has added sales representatives and support staff to enhance its selling, marketing and educational efforts. General and administrative expenses increased in the three months and six months ended June 28, 1996 over the comparable periods ended June 30, 1995 due to costs associated with the Company's status as a public reporting entity, staff increases necessary to support increased business volume, and increased international business activity.

Research and Development

      Research and development expenses decreased 2.6% in the three months ended June 28, 1996 over the three months ended June 30, 1995 to $1,953,000 from $2,005,000. As a percentage of sales, research and development expenses decreased to 14.6% of sales for the three months ended June 28, 1996 from 18.2% for the three months ended June 30, 1995. Research and development expenses increased 11.9% in the six months ended June 28, 1996 over the six months ended June 30, 1995 to $3,775,000 from $3,374,000. As a percentage of sales, research and development expenses decreased to 14.8% of sales for the six months ended

June 28, 1996 from 17.5% for the six months ended June 30, 1995. The increases in certain of the research and development activities for the three and six month periods ended June 28, 1996 compared to the relevant periods in the prior year for the external pumps and disposables product line was primarily related to expenses incurred in connection with the development and introduction of the new model external micro-infusion insulin pump which was released commercially in June. Partially offsetting this increase were decreases in spending relative to the Company's implantable pump. The following table summarizes the Company's estimated research and development expense by product line based upon the Company's internal records:

                             Three Months Ended        Six Months Ended
                          June 28,      June 30,    June 28,      June 30,
                            1996          1995        1996          1995
                         ------------------------ --------------------------
External pumps and
related disposables        $  854        $  489      $1,656        $  902
Implantable pumps             707         1,090       1,235         1,640
Glucose sensor                392           426         884           832
                         ------------------------ --------------------------
               Total:      $1,953        $2,005      $3,775        $3,374
                         ======================== ==========================

Interest and Other

      Other income consists primarily of interest income generated from the Company's increased cash and cash equivalent balances as a result of the initial public offering. The Company incurred interest expense in the three months and six months ended June 30, 1995, however no interest expense was incurred during the comparable periods in 1996 as all debt was retired in connection with the Company's July 1995 initial public offering.
      Operating results for the three months and six months ended June 28, 1996 reflect income tax expense at the Company's estimated effective rate for fiscal 1996. This effective tax has been computed giving consideration to the pretax earnings and losses applicable to Company's foreign and domestic tax jurisdictions and a continual decrease in the Company's valuation allowance against net deferred tax assets due to the Company's continued improved operating results.

Liquidity and Capital Resources

      During the six months ended June 28, 1996, the Company had cash flow from its operating activities of $36,000 compared to cash flow provided by operations of $670,000 in the comparable period in 1995. Cash provided by operations decreased primarily due to the Company's increased inventories associated with the new product launch. The Company's capital expenditures increased to $1,979,000 during the six months ended June 28, 1996 compared to $1,694,000 for the six months ended June 30, 1995, which increase was attributable to continued improvement of the Company's operating facilities.

                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

      On June 7, 1996, Disetronic filed a lawsuit against the Company in the United States District Court, Middle District of Florida (Case No. 96-1113-CIV-T-25E), which complaint was amended on June 14, 1996. The action initiated by Disetronic alleges that the Company and one of its sales representatives engaged in improper sales tactics and false and misleading advertising. Disetronic seeks injunctive relief and monetary damages in an unspecified amount. On July 1, 1996, the Company filed an answer to the lawsuit denying its allegations of improper conduct and filed a counterclaim against Disetronic alleging, among other things, that Disetronic had disseminated false and misleading statements regarding the Company, its business and its products, and has disseminated false and misleading statements about the insulin infusion pumps marketed in the United States by Disetronic. The counterclaim filed by the Company seeks both injunctive relief and monetary damages based on allegations of unfair competition, false and misleading advertising, defamation, product disparagement and intentional interference with business relations. No trial date has been set and discovery has not yet commenced. While the Company believes that the Disetronic claims are without merit and the Company is entitled to relief on its counterclaims, because of the preliminary status of the litigation, the Company is unable to predict with certainty the final outcome of the claims and counterclaims in this action.

Item 4.  Submission of Matters to a Vote of Security Holders

      On May 30, 1996, the Company held its 1996 Annual Meeting of Stockholders (the "Annual Meeting"). At the Annual Meeting, stockholders of the Company voted upon proposals to (1) elect six directors for a term of one year and until their respective successors are elected and qualified ("Proposal One"); (2) ratify the appointment of Deloitte & Touche LLP as auditors for the fiscal year ending December 27, 1996 ("Proposal Two"); (3) approve the MiniMed Inc. Non-Employee Director Deferred Stock Units Plan ("Proposal Three"); (4) approve certain amendments to the MiniMed Inc. Amended and Restated 1994 Stock Incentive Plan ("Proposal Four"); and (5) approve the MiniMed Inc. Employee Stock Purchase Plan ("Proposal Five").

      In total, 11,577,753 shares of Common Stock were eligible to vote at the Annual Meeting, and holders of 10,395,823 shares of Common Stock were represented in person or by proxy at the Annual Meeting, constituting 89.79% of the eligible shares. The following provides voting information for all matters voted upon at the meeting:

      Proposal One - No fewer than 10,390,915 shares, or 99.95% of the shares voted, were voted for the election of each of the Directors nominated.

      Proposal Two related to the proposal to ratify the appointment of Deloitte & Touche LLP as auditors of the Company for the fiscal year ending December 27, 1996. 10,391,812 shares (89.76%) were voted for Proposal Two, 2,170 shares were voted against Proposal Two (.02%), and 1,841 shares abstained from voting on Proposal Two (.01%).

      Proposal Three consisted of a proposal to approve the MiniMed Inc. Non-Employee Director Deferred Stock Units Plan, pursuant to which 50,000 shares will be made available for issuance to Directors in lieu of retainer and/or meeting fees payable to Directors. With respect to Proposal Two, 9,369,457 shares were voted for approval of the proposal three (98.75%), 5,903 shares were voted against the proposal three (.54%), 67,621 shares abstained from voting (.71%) and there were 907,842 non-votes (7.84%).

      Proposal Four consisted of a proposal to approve the Second Amended and Restated 1994 Stock Incentive Plan, which included an increase from 1,250,000 to 2,250,000 shares the number of shares issuable pursuant to such plan, as well as certain additional changes to the terms of such plan. 8,635,264 shares were voted for Proposal Four (91.01%), 792,963 shares (8.36%) were voted against Proposal Four, 59,754 shares (.63%) abstained and there were 907,842 non-votes (7.84%).

      Proposal Five consisted of a proposal to approve the MiniMed Inc. Employee Stock Purchase Plan, pursuant to which up to 1,000,000 shares may be issuable to employees who purchase such shares through regular payroll deductions. With respect to Proposal Five, 9,452,135 shares voted for the proposal (99.53%), 18,720 shares voted against Proposal Five (.20%), 26,126 shares abstained from voting (.27%) and there were 898,842 non-votes (7.76%).

      Accordingly, all of the Proposals were approved.

Item 6.     Exhibits and Reports on Form 8-K.

      (a)   Exhibits

Exhibit No.       Exhibit

11.1              Calculation of earnings per share

      (b)   Reports on Form 8-K

      No Current Reports on Form 8-K were filed by the Company during the quarterly period ended June 28, 1996.

                                  SIGNATURE


Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              MiniMed Inc.


Date: August 7, 1996           /S/ Kevin R. Sayer
                         ----------------------------------
                         Kevin R. Sayer
                         Senior Vice President, Finance &
                         Chief Financial Officer

                              INDEX TO EXHIBITS


Exhibit No.       Description                                 Page No.

     11.1         Calculation of earnings (loss) per share       16


                                 MINIMED INC.

                         STATEMENT OF COMPUTATION OF
                         NET INCOME (LOSS) PER SHARE


                                       Three                       Six
                                       Months                     Months
                                       Ended                      Ended
                             ------------------------    -----------------------
                               June 28,    June 30,        June 28,    June 30,
                                 1996        1995            1996        1995
                             ------------------------    -----------------------
                                    (Unaudited)                (Unaudited)

Weighted average common
shares outstanding            11,589,000   7,730,000      11,505,000  7,730,000

Redeemable, convertible,
preferred stock                      ---   1,111,000             ---  1,111,000

Common equivalent shares from
stock options and warrants       711,000     566,000         655,000    107,000
                             ------------------------    -----------------------

Shares used in per share
calculation                   12,300,000   9,407,000      12,160,000  8,948,000
                             ========================    =======================

Net income (loss)               $932,000    $101,000      $1,559,000  ($351,000)
                             ========================    =======================

Net income (loss) per share        $0.08       $0.01           $0.13    $(0.04)
                             ========================    =======================