Form 10-Q
period 1996-09-27
MINIMED INC
filed 1996-11-12
CIK 945801

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q
                                 ---------------
      (Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 27, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

                         Commission file number 0-26268

                                  MINIMED INC.
             (Exact Name of Registrant as Specified in its Charter)

                                 ---------------

                    Delaware                          95-4408171
         (State or other jurisdiction of          (I.R.S. Employer
           incorporated or organization)          Identification No.)

                    12744 San Fernando Road, Sylmar, CA 91342
                                 (818) 362-5958

                                 ---------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the
       Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Title of each class      Outstanding at October 30, 1996
               -------------------      -------------------------------
          Common Stock, $.01 par value             11,608,593

================================================================================

                                      INDEX

                                  MINIMED INC.

                                                                     Page
                                                                    Number
                                                                -------------
PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements and Notes
          (Unaudited)                                                 3

          Consolidated Balance Sheets--December 29, 1995 and
          September 27, 1996                                          3

          Consolidated Statements of Operations--Three months
          and nine months ended September 27, 1996 and
          September 29, 1995                                          4

          Consolidated Statements of Cash Flows--Nine months
          ended September 27, 1996 and September 29, 1995             5

          Notes to Consolidated Financial Statements                  6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         8

PART II.  OTHER INFORMATION                                           12

Item 1.   Legal Proceedings                                           12

Item 6.   Exhibits and Reports on Form 8-K                            12

SIGNATURE                                                             13

Index to Exhibits                                                     14

                          PART I. FINANCIAL INFORMATION

               Item 1. Consolidated Financial Statements and Notes

                                  MINIMED INC.
                           CONSOLIDATED BALANCE SHEETS

                                   A S S E T S
                                                     December 29,   September 27
                                                         1995           1996
                                                    -------------  -------------
                                                                    (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents.......................... $14,762,000    10,779,000
  Short-term investments.............................  $8,724,000     9,846,000
  Accounts receivable, net of allowance for doubtful
    accounts of $1,327,000 and $2,227,000 at December
    29, 1995 and Sepember 27, 1996, respectively.....  10,562,000    11,906,000
  Receivables due from related entities..............      23,000             -
  Inventories........................................   5,165,000     7,603,000
  Deferred tax assets, net...........................     789,000       789,000
  Prepaid expenses and other current assets..........   1,065,000     1,134,000
                                                     -------------  ------------
          Total current assets.......................  41,090,000    42,057,000
PROPERTY AND EQUIPMENT - NET.........................  10,553,000    11,914,000
                                                     -------------  ------------
TOTAL ASSETS......................................... $51,643,000   $53,971,000
                                                     =============  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable...................................  $1,895,000    $1,471,000
  Current portion of notes payable...................     600,000             -
  Accrued payroll related expenses...................   1,966,000     2,353,000
  Accrued warranties.................................   3,243,000     3,032,000
  Other accrued expenses.............................   1,577,000       432,000
                                                     -------------  ------------
          Total current liabilities..................   9,281,000     7,288,000
                                                     -------------  ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, par value $0.01;
    20,000,000 shares authorized; 11,405,933 and
    11,607,793 shares issued and outstanding as of
    December 29, 1995 and (unaudited) September 27,
    1996, respectively...............................     114,000       116,000
  Additional capital.................................  43,912,000    45,410,000
  Retained earnings (accumulated deficit)............  (1,664,000)    1,157,000
                                                     -------------  ------------
          Total stockholders' equity.................  42,362,000    46,683,000
                                                     -------------  ------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.......... $51,643,000   $53,971,000
                                                     =============  ============


                 See notes to consolidated financial statements.


                                  MINIMED INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                 Three Months Ended        Nine Months Ended
                                  Sept. 27   Sept. 29    Sept. 27    Sept. 29
                              ------------------------  ------------------------
                                    1996       1995        1996        1995
                              ------------------------  ------------------------
                                                  (Unaudited)

NET SALES...................... $14,709,000 $11,007,000 $40,261,000 $30,297,000
COST OF SALES..................   5,220,000   3,963,000  14,103,000  11,048,000
                                ----------- ----------- ----------- ------------
     Gross profit..............   9,489,000   7,044,000  26,158,000  19,249,000

OPERATING EXPENSES:
  Selling, general and
   administrative..............   6,156,000   4,842,000  17,298,000  14,033,000
  Research and development.....   1,896,000   1,700,000   5,671,000   5,074,000
                                ----------- ----------- ----------- ------------
       Total operating expenses   8,052,000   6,542,000  22,969,000  19,107,000

INCOME FROM OPERATIONS.........   1,437,000     502,000   3,189,000     142,000
OTHER:
     Interest expense..........           -     (50,000)          -    (361,000)
     Other income..............     322,000     251,000     819,000     571,000
                                ----------- ----------- ----------- ------------
INCOME BEFORE INCOME TAXES.....   1,759,000     703,000   4,008,000     352,000
Provision for income taxes.....    (497,000)          -  (1,187,000)          -
                                ----------- ----------- ----------- ------------
NET INCOME.....................  $1,262,000    $703,000  $2,821,000    $352,000
                                =========== =========== =========== ============

Net income per share...........       $0.10       $0.06       $0.23       $0.03
                                =========== =========== =========== ============

Weighted  average common and
common-equivalent shares
outstanding....................  12,250,000  11,756,000  12,200,000  10,532,000
                                =========== =========== =========== ============

                 See notes to consolidated financial statements.


                                  MINIMED INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Nine Months Ended
                                                        ------------------------
                                                          Sept. 27,   Sept. 29,
                                                        ------------ -----------
                                                            1996        1995
                                                        ------------ -----------
                                                               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income......................................... $2,821,000    $352,000
     Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation....................................  1,457,000     877,000
        Changes in operating assets and liabilities:
             Accounts receivable, net................... (1,344,000)     95,000
             Receivables due from related entities......     23,000      (4,000)
             Inventories................................ (2,438,000)  2,016,000)
             Prepaid expenses and other current assets..    (69,000)    242,000
             Accounts payable...........................   (424,000)    538,000
             Accrued expenses...........................   (969,000)  1,123,000
                                                        ------------ -----------
        Net cash provided by (used in) operating
        activities......................................   (943,000)  1,207,000

CASH FLOWS FROM INVESTING ACTIVITIES:
     Short-term investments............................. (1,122,000)          0
     Purchase of property and equipment................. (2,818,000) (6,904,000)
                                                        ------------ -----------
        Net cash used in investing activities........... (3,940,000) (6,904,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of notes payable.........................   (600,000) (7,000,000)
     Proceeds from the exercise of stock options........  1,500,000     134,000
     Proceeds from issuance of stock, net of expenses...          0  29,797,000
                                                        ------------ -----------
        Net cash provided by financing activities.......    900,000  22,931,000

NET INCREASE (DECREASE) IN CASH......................... (3,983,000) 17,234,000

CASH AND CASH EQUIVALENTS,  BEGINNING OF PERIOD......... 14,762,000  10,348,000
                                                        ------------ -----------
CASH AND CASH EQUIVALENTS,  END OF PERIOD...............$10,779,000 $27,582,000
                                                        ============ ===========

                 See notes to consolidated financial statements.
-------------

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for:
        Income taxes                                     $1,549,000          $0
                                                        ============ ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITY:
     The Company has recognized a reduction in income taxes payable of $520,000 during the nine months ended September 27, 1996 related to the exercise of nonqualified stock options.

     During the nine months ended September 29, 1995, the Company recorded $219,000 in accretion of preferred stock to redemption value and $292,000 in accrued preferred stock dividends directly to accumulated deficit.

                                  MINIMED INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 27, 1996
                                   (Unaudited)

Note 1.  Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements included in the Annual Report of MiniMed Inc. (the Company) filed on Form 10-K with the Securities and Exchange Commission for the year ended December 29, 1995. The results of operations for the three months and nine months ended September 27, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending December 27, 1996.

Note 2.  Income Taxes

         Net income and earnings per share for the three months and nine months ended September 27, 1996 reflect income taxes which have been recorded at the Company's estimated effective income tax rate for the year. This estimated income tax rate has been determined by giving consideration to the pretax earnings and losses applicable to foreign and domestic tax jurisdictions and the estimated reduction of valuation allowances which offset deferred tax assets of the Company under the provisions of FASB Statement No. 109, "Accounting for Income Taxes". No provision for income taxes was recorded in the Company's operating results for the three months and nine months ended September 29, 1995 as its taxable income for these periods was offset by net operating loss carryovers.

Note 3.  Weighted Average Number of Common and Common Equivalent Shares
         Outstanding

         Earnings per common and common equivalent share for the three months and nine months ended September 27, 1996, and September 29, 1995, were computed by dividing net income by the weighted average common and common equivalent shares outstanding during the periods presented, computed in accordance with the treasury stock method. As required by rules promulgated by the Securities and Exchange Commission, shares, options, warrants or convertible preferred shares issued at prices below the initial public offering price in the twelve months prior to the initial public offering have been included in the calculations as if outstanding using the treasury stock method for the three months and nine months ended September 29, 1995.

Note 4.  Consolidated Balance Sheet Components

Certain balance sheet components are as follows:

                                              December 29,         September 27,
                                                  1995                 1996
                                             --------------       --------------
                                                                    (Unaudited)
Inventories:
  Raw materials                                 $2,994,000          $4,237,000
  Work-in-progress                                 929,000           1,036,000
  Finished goods                                 1,242,000           2,330,000
                                             --------------       --------------
                                                $5,165,000          $7,603,000
                                             ==============       ==============
Property, plant and equipment
  Land, buildings and improvements              $6,028,000          $6,546,000
  Machinery and equipment                        4,987,000           6,281,000
  Tooling and molds                              2,299,000           2,812,000
  Furniture and fixtures                         1,131,000           1,624,000
                                             --------------       --------------
                                                14,445,000          17,263,000
Less accumulated depreciation                   (3,892,000)         (5,349,000)
                                             ==============       ==============
Total                                          $10,553,000         $11,914,000
                                             ==============       ==============

Note 5.  Contingencies

         On June 7, 1996, Disetronic Medical Systems, Inc. ("Disetronic"), a competitor to the Company, filed a lawsuit in the United States District Court in Tampa, Florida, alleging that the Company and a named sales representative engaged in improper sales tactics and false and misleading advertising. The complaint was amended on June 14, 1996. On July 1, 1996, the Company filed its answer to the lawsuit in which the Company denied the allegations of improper conduct. In addition to filing the answer, the Company filed a counterclaim against Disetronic alleging, among other things, that Disetronic has disseminated false and misleading statements regarding the Company, its business and its products, and has disseminated false and misleading statements about the insulin infusion pumps Disetronic markets in the United States. Both the Company and Disetronic, in their respective claims, seek monetary damages in unspecified amounts and injunctive relief. No trial date has been set and discovery has not yet commenced. While the Company believes that the Disetronic claims are without merit and the Company is entitled to relief on its counterclaims, because of the preliminary status of the litigation, the Company is unable to predict what financial impact the lawsuit may have.
         On September 11, 1996, the Company filed a lawsuit in Superior Court of the State of California, County of Los Angeles (Case No. BC 157124), seeking declaratory relief and rescission with respect to a contract by which FiMed,
Inc. ("FiMed").    FiMed  was  appointed  the  Company's  exclusive  authorized distributor of certain products to customers using third party consumer financing. The Company is claiming that it is entitled to such relief because it was fraudulently induced by FiMed to enter into the agreement. On or about October 29, 1996, FiMed answered the complaint and filed a cross-complaint against the Company alleging breach of contract, promissory fraud, unfair competition, intentional interference with prospective business relationships, defamation (libel and slander) and abuse of process, and is seeking damages of $100 million on each cause of action of the counterclaim and treble damages of $300 million on the unfair competition counterclaim. Because of the preliminary status of the litigation, the Company's counsel are unable to predict the outcome of this action.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         The following table summarizes the Company's results of operations as a percentage of net sales for the three months and nine months ended September 27, 1996 and September 29, 1995:

                                      Three Months Ended     Nine Months Ended
                                      Sept. 27, Sept. 29,   Sept. 27, Sept. 29,
                                        1996      1995         1996      1995
                                      -------------------   --------------------
Net sales                               100.0%    100.0%      100.0%    100.0%
Cost of sales                            35.5      36.0        35.0      36.5
                                      -------------------   --------------------
Gross profit                             64.5      64.0        65.0      63.5
Operating expenses:
  Selling, general and administrative    41.9      44.0        43.0      46.4
  Research and development               12.9      15.4        14.1      16.7
                                      -------------------   --------------------
    Total operating expenses             54.8      59.4        57.1      63.1
                                      -------------------   --------------------
Operating income (loss)                   9.7%      4.6%        7.9%      0.4%
                                      ===================   ====================

Net Sales

         The following table summarizes net sales by product line for the three-month and nine-month periods ended September 27, 1996 and September 29, 1995:

                     Dollars in thousands               % of Net Sales
               --------------------------------  -------------------------------
                    Three           Nine             Three            Nine
                    Months          Months           Months           Months
                    Ended           Ended            Ended            Ended
               --------------------------------  -------------------------------
               Sept.27 Sept.29 Sept.27 Sept.29  Sept.27 Sept.29  Sept.27 Sept.29
                  1996    1995    1996    1995     1996    1995     1996    1995
               --------------------------------  -------------------------------
Net Sales:
 External pumps
 and related
 disposables:
  Domestic     $12,995  $8,804  $34,102 $24,556    88.3%  79.9%     84.7%  81.1%
  International  1,362   1,647    4,756   4,368     9.3   15.0      11.8   14.4
               --------------------------------  -------------------------------
     Subtotal   14,357  10,451   38,858  28,924    97.6   94.9      96.5   95.5

     Implantable
     pumps         352     556    1,403   1,373     2.4    5.1       3.5    4.5
               --------------------------------  -------------------------------
     Net sales $14,709 $11,007  $40,261 $30,297   100.0% 100.0%    100.0% 100.0%
               ================================  ===============================

         Net sales increased $3,702,000 or 33.6% during the three months ended September 27, 1996 over the three months ended September 29, 1995 to $14,709,000 from $11,007,000. Net sales increased 32.9% during the nine months ended September 27, 1996 over the nine months ended September 29, 1995 to $40,261,000 from $30,297,000. The increase is the result of an increase in the sales of external pumps and related disposables, a 37.4% increase in the three months ended September 27, 1996 and a 34.3% increase in the nine months ended September 29, 1996 over the comparable periods in 1995. These increases in net sales represent a volume increase in pump and disposable units sold, a customer shift to more expensive disposable products offered by the Company since June 1995 and a price increase with the introduction of the model 507 external pump in June 1996.
         Included in international net sales for prior periods are sales of external insulin pumps in Europe pursuant to a pre-existing contractual arrangement with Novo Nordisk, a leading international supplier of insulin. For the nine-month period ended September 27, 1996, 19.0% of international sales of external pumps and related disposables pertained to this agreement, while approximately 50.0% and 29.3% of international sales of external pumps and related disposables for the three-month and nine-month periods ended September 29, 1995, respectively, related to sales under the Novo agreement. The Company completed its obligations under the contract with Novo Nordisk during the quarter ended June 28, 1996.
         Sales of implantable pumps decreased by $204,000 during the three-month period ended September 27, 1996 over the three-month period ended September 29, 1995 to $352,000 from $556,000. Implantable pump sales were relatively static for the nine-month period ended September 27, 1996 compared to the nine-month period ended September 29, 1995, increasing to $1,403,000 from $1,373,000. Business activity for the implantable pump product line remains sporadic due to the lack of regulatory approval for this device in the United States and uncertainty regarding the availability and regulatory status of the special insulin required for the pump.
         Future sales of the Company's implantable insulin pumps may be adversely affected by the availability of the special insulin utilized in the implantable pumps as well as the ability to receive regulatory approval for the insulin, seasonality, and overall market acceptance of this product line.

Cost of Sales and Gross Profits

         The following table summarizes gross profit by product line:

                     Dollars in thousands               % of Net Sales
               --------------------------------  -------------------------------
                    Three           Nine             Three            Nine
                    Months          Months           Months           Months
                    Ended           Ended            Ended            Ended
               --------------------------------  -------------------------------
               Sept.27 Sept.29 Sept.27 Sept.29  Sept.27 Sept.29  Sept.27 Sept.29
                  1996    1995    1996    1995     1996    1995     1996    1995
               --------------------------------  -------------------------------
Gross Profits:
 External pumps
  and related
  disposables   $9,757 $6,891  $26,610 $19,142    66.3%   62.6%    66.1%   63.5%
 Implantable
  pumps           (268)   153     (452)    107    (1.8)    1.4     (1.1)      -
               ================================  ===============================
  Total         $9,489 $7,044  $26,158 $19,249    64.5%   64.0%    65.0%   63.5%
               ================================  ===============================

         Cost of sales increased 31.7% during the three-month period ended September 27, 1996 over the three-month period ended September 29, 1995 to $5,220,000 from $3,963,000. Cost of sales as a percentage of sales decreased to 35.5% in the three-month period ended September 27, 1996 from 36.0% in the three-month period ended September 29, 1995. Cost of sales increased 27.7% during the nine-month period ended September 27, 1996 over the nine-month period ended September 29, 1995 to $14,103,000 from $11,048,000. Cost of sales as a percentage of sales decreased to 35.0% in the nine-month period ended September 27, 1996 from 36.5% in the nine-month period ended September 29, 1995. The decrease in cost of sales as a percentage of sales for the three months and nine months ended September 27, 1996 compared to the same periods in 1995 is the result of continued cost improvements and economies of scale related to increased sales volume combined with decreases in the warranty accrual due to a better than expected return rate. Cost of sales for the nine months ended September 27, 1996 included manufacturing start-up expenses related to the Company's release of its latest generation external insulin pump, the model 507, in June 1996. The Company's gross profits have been adversely impacted by the implantable pump product line during 1996 due to low volumes and development issues. The Company expects this trend to continue for the forseeable future.

Selling, General and Administrative

         Selling, general and administrative expenses increased 27.1% in the three months ended September 27, 1996 over the three months ended September 29, 1995 to $6,156,000 from $4,842,000. Selling, general and administrative expenses as a percentage of sales decreased to 41.9% in the three-month period ended September 27, 1996 from 44.0% in the three-month period ended September 29, 1995. Selling, general and administrative expenses increased 23.3% in the nine months ended September 27, 1996 over the nine months ended September 29, 1995 to $17,298,000 from $14,033,000. Selling, general and administrative expenses as a percentage of sales decreased to 43.0% in the nine-month period ended September 27, 1996 from 46.3% in the nine-month period ended September 29, 1995. This reduction as a percentage of sales indicates that with increased sales the Company has achieved a degree of leverage with its fixed selling, general and administrative expenses. The overall increase in selling expenses in the three months and nine months ended September 27, 1996 over the comparable periods ended September 29, 1995 relates primarily to increased sales volume and a corresponding increase in commission expense, marketing expenses related to the introduction of the Model 507 external insulin pump, increased marketing efforts to educate patients, professionals and payors in the intensive management of diabetes and increased spending in international sales and marketing efforts. The international expense increase is primarily associated with bringing in-house to the Company's French subsidiary certain administrative functions that had been previously performed by various third parties and the organization and continuing start-up costs of the Company's German subsidiary, which was formed in December 1995. Additionally, the Company has added sales representatives and support staff to enhance its selling, marketing and educational efforts. General and administrative expenses increased in the three months and nine months ended September 27, 1996 over the comparable periods ended September 29, 1995 due to costs associated with staff increases necessary to support increased business volume.

Research and Development

         Research and development expenses decreased 11.5% in the three months ended September 27, 1996 over the three months ended September 29, 1995 to $1,896,000 from $1,700,000. As a percentage of sales, research and development expenses decreased to 12.9% of sales for the three months ended September 27, 1996 from 15.4% for the three months ended September 29, 1995. Research and development expenses increased 11.8% in the nine months ended September 27, 1996 over the nine months ended September 29, 1995 to $5,671,000 from $5,074,000. As a percentage of sales, research and development expenses decreased to 14.1% of sales for the nine months ended September 27, 1996 from 16.7% for the nine months ended September 29, 1995. The increases in certain of the research and development activities for the three and nine month periods ended September 27, 1996 compared to the relevant periods in the prior year for the external pumps and disposables product line was primarily related to expenses incurred in connection with the development and introduction of the new model external micro-infusion insulin pump which was released commercially in June. Partially offsetting this increase were decreases in spending relative to the Company's implantable pump. The following table summarizes the Company's estimated research and development expense by product line based upon the Company's internal records:

                                Three Months Ended        Nine Months Ended
                               Sept. 27,   Sept. 29,    Sept. 27,    Sept. 29,
                                 1996        1995         1996          1995
                             ------------------------  -------------------------
External pumps and related
  disposables                   $ 893       $ 550       $ 2,549        $1,452
Implantable pumps                 680         761         1,915         2,401
Glucose sensor                    323         389         1,207         1,221
                             ------------------------  -------------------------
        Total:                 $1,896      $1,700       $ 5,671       $ 5,074
                             ========================  =========================

Interest and Other

         Other income consists primarily of interest income generated from the Company's increased cash and cash equivalent balances as a result of the initial public offering. The Company incurred interest expense in the three months and nine months ended September 29, 1995, however no interest expense was incurred during the comparable periods in 1996 as all debt was retired in connection with the Company's July 1995 initial public offering.
         Operating results for the three months and nine months ended September 27, 1996 reflect income tax expense at the Company's estimated effective rate for fiscal 1996. This effective tax has been computed giving consideration to the pretax earnings and losses applicable to the Company's foreign and domestic tax jurisdictions and a continual decrease in the Company's valuation allowance against net deferred tax assets due to the Company's continued improved operating results.

Liquidity and Capital Resources

         During the nine months ended September 27, 1996, the Company had cash flow used in operations of $943,000 compared to cash flow provided by operations of $1,207,000 in the comparable period in 1995. Cash provided by operations decreased primarily due to the Company's increased accounts receivable and inventories associated with the new product launch. The Company's capital expenditures decreased to $2,818,000 during the nine months ended September 27, 1996 compared to $6,904,000 for the nine months ended September 29, 1995, which decrease was attributable to the Company's purchase of its operating facilities in 1995. The Company also is involved in certain litigation, the financial impact of which is uncertain. See "Notes to Consolidated Financial Statements" and "Legal Proceedings" herein.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         On September 11, 1996, the Company filed a lawsuit in Superior Court of the State of California, County of Los Angeles (Case No. BC 157124), seeking declaratory relief and rescission with respect to a contract by which FiMed was appointed the Company's exclusive authorized distributor for the distribution of certain products using third party consumer financing. The Company is claiming that it is entitled to such relief because it was fraudulently induced by FiMed to enter into the agreement. On or about October 29, 1996, FiMed answered the complaint and filed a cross-complaint against the Company alleging breach of contract, promissory fraud, unfair competition, intentional interference with prospective business relationships, defamation (libel and slander) and abuse of process, and is seeking damages of $100 million on each cause of action of the counterclaim and treble damages of $300 million on the unfair competition counterclaim. Because of the preliminary status of the litigation, the Company's counsel are unable to predict the outcome of this action.



Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

Exhibit No.           Exhibit
-----------           ----------------------------------------------------------
11.1                  Calculation of earnings per share

         (b) Reports on Form 8-K

         No Current Reports on Form 8-K were filed by the Company during the quarterly period ended September 27, 1996.

                                    SIGNATURE


         Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            MiniMed Inc.


Date:  November 8, 1996                      /s/ Kevin R. Sayer
                                            --------------------------------
                                            Kevin R. Sayer
                                            Senior Vice President, Finance &
                                            Chief Financial Officer

                                INDEX TO EXHIBITS


Exhibit No.         Description                                        Page No.
-----------         ----------------------------------                ---------
     11.1           Calculation of earnings per share.                    15


                                  MINIMED INC.

                           STATEMENT OF COMPUTATION OF
                              NET INCOME PER SHARE


                                    Three Months Ended       Nine Months Ended
                                 ----------------------   ----------------------
                                   Sept. 27,  Sept. 29,   Sept. 27,    Sept. 29,
                                     1996       1995         1996        1995
                                 ----------------------   ----------------------
                                       (Unaudited)            (Unaudited)
Weighted average common shares
outstanding                      11,606,000  10,690,000    11,566,000  9,465,000

Common equivalent shares from
stock options and warrants          644,000   1,066,000       634,000  1,067,000
                                 ----------------------   ----------------------
Shares used in per share
calculation                      12,250,000  11,756,000    12,200,000 10,532,000
                                 ======================   ======================

Net income                       $1,262,000    $703,000    $2,821,000   $352,000
                                 ======================   ======================
Net income per share                  $0.10       $0.06         $0.23      $0.03
                                 ======================   ======================