Form 10-K
period 1996-12-27
MINIMED INC
filed 1997-03-25
CIK 945801

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                            ------------------------

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED).

                 FOR THE FISCAL YEAR ENDED: DECEMBER 27, 1996.
                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED).

           FOR THE TRANSITION PERIOD FROM            TO             .
                        COMMISSION FILE NUMBER: 0-26268

                                  MINIMED INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                            ------------------------

                   DELAWARE                                     95-4408171
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)
           12744 SAN FERNANDO ROAD
              SYLMAR, CALIFORNIA                                  91342
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (818) 362-5958
                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                              TITLE OF EACH CLASS

                          Common Stock, $.01 par value
                        Preferred Stock Purchase Rights

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant at March 19, 1997 was $151,207,190. The number of shares outstanding of the registrant's Common Stock as of March 19, 1997 was 11,641,236.

                      DOCUMENTS INCORPORATED BY REFERENCE:
    Portions of the following document are incorporated herein by reference:
 Part III -- The Registrant's Proxy Statement for its 1997 Annual Meeting (the
                                 "1997 Proxy").
                   Exhibit Index List is located at page 47.
================================================================================

                                  MINIMED INC.

                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 27, 1996

                                                                                     PAGE NO.
                                                                                     --------
PART I
Item 1.  Business..................................................................      3
Item 2.  Properties................................................................     22
Item 3.  Legal Proceedings.........................................................     22
Item 4.  Submission of Matters to a Vote of Security Holders.......................     23
PART II
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.....     25
Item 6.  Selected Consolidated Financial Data......................................     26
Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations................................................     27
Item 8.  Financial Statements and Supplementary Data...............................     32
Item 9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure......................................     47
PART III
Item 10.  Director and Executive Officers of the Registrant........................     47
Item 11.  Executive Compensation...................................................     47
Item 12.  Security Ownership of Certain Beneficial Owners and Management...........     47
Item 13.  Certain Relationships and Related Transactions...........................     47
PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..........     47

                                     PART I
ITEM 1. BUSINESS

INTRODUCTION

     MiniMed(R) Inc. ("MiniMed" or the "Company") designs, develops, manufactures and markets advanced microinfusion systems for delivery of a variety of drugs, with a primary focus on the intensive management of diabetes. Substantially all of the Company's revenues have been derived from the sale of external insulin pumps and related disposables, which are designed to deliver small quantities of insulin in a controlled, programmable profile. The Company believes that it is the leading provider of these systems in the world with a present market share in the U.S. of approximately 75% for new pump sales. The Diabetes Control and Complications Trial (the "DCCT Study"), a landmark, 10-year study conducted under the auspices of the National Institutes of Health (the "NIH"), established that close control of glucose levels can prevent or delay the onset of the long-term consequences of diabetes. Other clinical studies have demonstrated that the use of insulin pumps offers many advantages over injection therapy, such as enabling patients to achieve lower glucose variability, reducing the serious consequences of diabetes and improving patients' quality of life. The Company has also developed an implantable insulin pump and is developing continuous subcutaneous glucose monitoring systems intended to enable further improvement in glycemic control and avoidance of hypoglycemic (low glucose level) and hyperglycemic (high glucose level) events. The Company's net sales of external pumps and related disposables have grown at a compounded annual rate of 30% from $11.8 million in 1990 to $57.1 million in 1996. The Company believes its primary market is Type I (insulin-dependent, juvenile-onset) diabetes patients. The American Diabetes Association (the "ADA") has estimated that there are 800,000 Type I patients in the U.S. and the Company believes that less than 5% of such patients use insulin pumps.

     The Company's programmable external insulin pumps are thin and lightweight (about the size of a pager) and are designed to be worn under the patient's clothing, on a belt, in a pocket or elsewhere in order not to interfere with normal daily activities. The pumps are designed to utilize the Company's proprietary disposables, consisting of an infusion set and a medication reservoir, which provide the Company with a continuing source of revenue following pump sales. The Company's external infusion pumps deliver insulin subcutaneously in hundreds of microinfusions throughout the day, more closely simulating delivery by a normal pancreas as compared to the two to four large (bolus) doses per day with injection therapy. A prospective, cross-over study published in April 1996 in Diabetes Care has shown that intensive management of diabetes by insulin pump therapy using the Company's external pump reduces the risk of hypoglycemic events four- to six-fold as compared to intensive management of diabetes by multiple daily injections.

     In addition to its external pumps, the Company has developed an implantable pump which to date has been utilized only for insulin delivery. The Company's programmable implantable pump is similar in function to its external pump, but is implanted under the skin of the abdomen, releasing insulin directly into the peritoneal cavity. Peritoneal delivery even more closely simulates normal pancreatic function than subcutaneous delivery via an external pump. Two recent studies presented in France found that intensive insulin therapy with an implantable pump (a majority of which were made by the Company) has significant advantages over alternative intensive management therapies for Type I patients, including providing reduced glycemic variability and a significant reduction in hypoglycemic events. A separate study published in the Journal of the American Medical Association ("JAMA") in October 1996 found that in Type II (adult onset) patients, intensive insulin therapy utilizing the Company's implantable pump, as compared to those patients using multiple daily injections, also provided reduced glycemic variability, reduced risk of hypoglycemic events without weight gain and enhanced quality of life. The Company's implantable pump has been approved for commercial sale in the European Union (the "EU"), and the special insulin used in the implantable pump is subject to a separate regulatory approval process in the EU. The manufacturer of this insulin, Hoechst AG, a German company ("Hoechst"), has applied for such approval. In the U.S., the Company and Hoechst will file a single application to the Food and Drug Administration (the "FDA"). Such application will contain both a New Drug Approval ("NDA") element for the special insulin and a Premarket Approval ("PMA") element for the pump. The Company has completed preparation of the PMA portion of the application for the implantable pump and is working with Hoechst in the preparation of the NDA element of the application for the special insulin.

     Beyond intensive management of diabetes, the Company is seeking to take advantage of its drug delivery expertise by exploring applications of its pumps with drugs other than insulin. The Company believes that its pump technology is well suited for the delivery of a number of drugs that are difficult to administer, including drugs that: (i) are made up of fragile, large molecules,
(ii) cannot be ingested orally, (iii) have short half-lives in vivo, (iv) require sitespecific delivery, (v) have very narrow effective ranges of concentration, (vi) require a profiled delivery pattern or (vii) would otherwise require large amounts of drugs that are either expensive or toxic in the high doses required to achieve therapeutic value. Many genetically engineered and manufactured proteins and peptides have these characteristics. The Company is in discussions with a number of biopharmaceutical companies regarding collaboration on developing the Company's infusion systems for use with drugs other than insulin and is negotiating an agreement with respect to one new drug for the treatment of HIV infection.

     The Company is also developing a series of continuous glucose monitoring systems, all of which utilize a sensor that can be inserted into subcutaneous tissue for continuous monitoring of glucose levels. Each sensor is expected to last approximately 3 1/2 days, after which the patient would replace it with another sensor in a different location. The Company has conducted a series of studies of its glucose sensor, involving 48 patients, and intends to initiate a multi-center clinical trial later this year. These systems are being developed to provide minimally invasive, continuous measurements and alarms that warn the patient when glucose levels become too high or too low. The Company believes these systems would provide substantial benefits over widely used glucose meters and strips that provide only intermittent measurements and can cause considerable discomfort and inconvenience as a result of the need to prick a finger to draw blood and then use a strip and a meter to determine glucose levels. Because of the expected advantages of the Company's minimally-invasive glucose monitoring systems over glucose strips and meters, the Company believes that its systems, if successfully developed, would enable better disease management and significantly improve patient compliance.

MARKET OVERVIEW

     The Company believes that its most significant near term growth opportunity is to expand its diabetes business and that other opportunities involving application of its technology to the delivery of other drugs will become increasingly important in the future.

     Diabetes. Diabetes is a chronic, life-threatening disease, for which there is no known cure. In patients with diabetes, the body does not produce or respond adequately to insulin, a hormone produced by the pancreas that is critical to the metabolism of glucose. In the normal digestive process, carbohydrates in food are broken down into glucose, which is circulated in the bloodstream to the cells of the body, where it is converted into energy.

     The concentration of glucose in the bloodstream must be controlled within a relatively narrow range to maintain normal health. Insulin, which is secreted by the islet cells in the pancreas, is the primary regulatory mechanism by which the body metabolizes glucose. A normal pancreas produces the correct amount of insulin required to maintain a person's glucose at proper levels. In patients with diabetes, however, insulin-producing cells are destroyed or exist in reduced numbers and/or the body's cells do not effectively metabolize glucose, thereby eliminating or reducing the body's ability to control glucose levels.

     Diabetes is typically classified into two primary types. Type I is the more severe form of the disease and is characterized by a complete lack of insulin secretion by the pancreas, a critical and vital mechanism for controlling glucose levels. As a result, in order to maintain body chemistry balance and sustain life, Type I patients require lifelong, daily insulin therapy. In Type II diabetes (the more prevalent form of the disease), the pancreas produces some insulin but may not produce sufficient quantities to control glucose levels and/or cell metabolism of glucose may be impaired, resulting in each case in high glucose concentrations. There is a spectrum of the severity in Type II diabetes, ranging from those patients whose disease is mild and even undiagnosed, to those who can usually manage their disease by diet and exercise, to those who use various oral medications and to the most serious segment that requires use of insulin.

     According to the ADA, diabetes afflicts approximately 16 million people (approximately 6% of the total population) in the U.S., 800,000 of whom are estimated by the ADA to suffer from Type I diabetes. Although patients with Type I diabetes represent the primary market for the Company's insulin pumps, there is a small but growing use of insulin pumps for Type II diabetes. Based on industry sources, the Company estimates that there are 3,500,000 Type II patients using insulin.

     People with diabetes experience distress at both high and low levels of glucose ("hyperglycemia" and "hypoglycemia," respectively), with significant short- and long-term negative impacts on wellness and mortality. High glucose levels occurring acutely inhibit the immune system and result in fatigue, slow healing and lower resistance to infection and, in severe cases, can lead to coma and death. High glucose levels occurring chronically can result in major, long-term complications such as retinopathy (eye disease), nephropathy (kidney disease), neuropathy (nerve disease), male impotence and cardiovascular complications (heart and blood vessel disease) such as heart attacks and strokes. Low glucose levels can also lead to complications, including fainting, weakness and, in severe cases, unconsciousness, permanent loss of cognitive power and death. Diabetes is a leading cause of blindness in adults 25 - 74 years old (in the U.S. 12,000 - 24,000 new cases annually), renal failure (more than 13,000 cases in 1990), and amputations (approximately 54,000 cases annually), according to the ADA. Based upon data from the ADA, diabetes is the sixth leading direct cause of death by disease in the U.S., accounting for approximately 160,000 deaths in 1992, not including deaths indirectly caused by diabetes, such as diabetes-related cardiovascular disease.

     The costs to the health care system associated with the treatment of diabetes and its complications are significant. According to a study prepared by Lewin-VHI, Inc., a market research firm, the total health care costs in the U.S. of treating people with all types of diabetes was estimated to be more than $105 billion in 1992 ($1 out of every $7 spent on health care), almost four times the cost of treating a like number of non-diabetics. This included over $60 billion for the cost of hospitalization.

     Therapy for Diabetes. To avoid the acute effects of diabetes and to reduce the associated complications, patients with Type I diabetes (and many Type II patients) must use insulin daily to control glucose levels. A person's glucose level will vary depending upon food intake, insulin availability, exercise, stress and illness. Until 1993 there had been an ongoing controversy as to whether glucose control alone is sufficient and how closely it must be controlled in order to avoid the complications of the disease. The DCCT Study settled this controversy, establishing that close glucose control is essential and sufficient to avoid long-term complications. To achieve good control a patient needs a continuous infusion of insulin to provide his or her background metabolic needs, as well as periodic bolus infusions for meals. Pumps can be programmed to meet these needs because they use only fast-acting insulin delivered in hundreds of microinfusions throughout the day in a profile that provides both basal levels and also bolus infusions. Conventional insulin therapy involves one or two self-administered, daily injections of long-acting (timed-release) insulin plus diet control and exercise. Intensive injection therapy requires multiple daily injections (at least three or four per day) of mixtures of long-acting (timed-release) and fast-acting (regular) insulins, as well as diet control and exercise. Because of the limited number of injections and the uneven absorption of timed-release insulins, the Company believes that neither conventional nor multiple injection therapy controls glucose levels as well as pump therapy in many patients. The Company's products have been shown in clinical trials to provide reduced glycemic variability and significantly fewer severe hypoglycemic events.

     To ascertain the actual amount of insulin needed, a patient must have knowledge of his or her glucose level, which should be measured at least several times per day. Currently, this is accomplished by pricking a finger with a needle, drawing a drop of blood, placing it on a disposable strip, inserting the strip into a small meter about the size of a beeper and waiting 12 seconds to two minutes for a number to appear on the display. The patient must then assess his or her carbohydrate intake and, using the measurement of glucose concentration, determine the appropriate amount of insulin required. If necessary, the patient then administers that amount of insulin using a syringe, a pen injector or an infusion pump.

     The Company believes that the discomfort, complexity and time associated with this entire process discourages patient compliance. In addition, the current glucose monitoring procedure provides measurements at only a few points in time. With each such determination the patient does not know if his or her glucose level is rising, falling or remaining stable, which can lead to erroneous conclusions as to the amount of insulin needed. In spite of these limitations, the present worldwide market for these glucose meters and strips and related disposables has been estimated to be approximately $2.5 billion. The glucose monitoring technology being developed by the Company is intended to compete with these glucose meters and strips, especially for insulin-using patients, who comprise a majority of the total worldwide glucose meter and strip market. No assurance can be given, however, that the Company's glucose monitoring systems will prove to be sufficiently accurate and efficacious, or that the Company will be able to commercially market these products.

     DCCT Study. In 1984, the NIH initiated the $165 million DCCT Study involving 1,441 Type I diabetics who participated over the entire term of the study, which was approximately ten years. The study protocol was designed to determine whether close control of blood glucose levels, approaching "normal" levels, could prevent the onset and the progression of certain severe, long-term complications of Type I diabetes. Individuals with diabetes with mild or no significant complications were randomly divided between the "conventionally" and "intensively" managed groups. The conventionally managed group took one or two injections daily of a variety of types of mixed insulins and were required to measure their blood glucose levels once or twice per day. The intensively-managed patients were given the choice of multiple daily injections (three or more injections per day) or use of an insulin pump, and were required to take at least four glucose measurements daily. The insulin pumps provided by the NIH were MiniMed's earlier Model 504-S, although a small number of patients who had already been using other pumps were permitted to continue using their existing pumps. Among the intensively-managed patients, external pumps were utilized in 34% of the patient-years overall, and at the end of the study 42% of the intensively-managed patients were using pumps.

     In September 1993, The New England Journal of Medicine published the results of this landmark study, which concluded that serious consequences of diabetes were reduced significantly for the intensively treated patient group as a whole. Progression of the three primary conditions that were evaluated, retinopathy, nephropathy and neuropathy, was reduced in the intensive group relative to the conventional group by 76%, 50% and 60%, respectively. However, in the DCCT Study, the incidence of hypoglycemic events for the composite intensively managed group was three times higher than for the conventionally managed group. In spite of that finding, the NIH concluded that Type I patients should be treated intensively because the risk of hypoglycemic events was greatly outweighed by the reduction in long-term complications. In fact, the results of the study were so compelling that the study was terminated a year earlier than planned.

     Recent Clinical Studies. Although the protocol for the DCCT Study was not intended to compare the benefits of pump therapy with multiple daily injections, more recent studies have focused on such a comparison and have concluded that pump therapy has significant advantages.

          - External pump vs. multiple daily injections. In April 1996 Diabetes Care published the results of a prospective, cross-over study by Bruce Bode, M.D., et al. involving 55 patients who managed their glucose levels intensively, using multiple daily injections for at least 12 months before switching to the Company's external pump for a minimum of 12 months. The study found that the patients achieved reduced glycemic variability and a four- to six-fold reduction in severe hypoglycemic events with the pump. Reducing the number of hypoglycemic events is critically important because such events can result in fainting, weakness and, in severe cases, unconsciousness, permanent loss of cognitive power and death.

          - Implantable pump vs. alternative intensive management therapy in Type I patients. The EVADIAC study group in France presented two recent studies which included a comparison of pump therapy using implantable pumps (a majority of which were manufactured by the Company) to multiple daily injections and external pumps. The studies, involving more than 240 patients, found that implantable pumps had significant advantages over alternative intensive management therapies for Type I patients and a significant reduction in severe hypoglycemic events.

          - Implantable pump vs. multiple daily injections in Type II patients. In October 1996 JAMA published the results of a prospective, randomized study performed for the U.S. Department of Veterans Affairs which compared pump therapy using the Company's implantable pump to multiple daily injections in a total of 105 Type II patients. The study found that Type II patients with implantable pumps achieved reduced glycemic variability and reduced risk of hypoglycemic events without weight gain, as compared to those patients using multiple daily injections, and enhanced quality of life.

THE MINIMED SOLUTION

     Insulin Pump Technology. The Company's products for diabetes, both those already available commercially and others under development, reduce the serious complications of diabetes by enabling patients to more easily, accurately and intensively manage their glucose levels. The Company's insulin pumps have substantial advantages over conventional or intensive injection therapy, because they:

          - Result in Fewer Severe Hypoglycemic Events. The recent study published in Diabetes Care showed that use of the Company's external pumps reduced severe hypoglycemic events four- to six-fold when compared to multiple daily injections. Moreover, three other studies have shown that the Company's implantable pump also significantly reduced such hypoglycemic events.

          - Enable Rapid Insulin Absorption and Availability. The use of fast-acting insulin allows insulin to be more quickly absorbed into the blood. Timed-release insulins take considerable time before initiating metabolism of glucose, which means that a patient using injection therapy must administer an injection well before the insulin is actually needed. Changing plans can cause problems. For example, a bolus injection (a single sizable dose) of timed-release insulin should be taken 45 minutes to an hour or more before a meal, and, if the carbohydrate intake or the timing changes, glucose control is impaired. In pump therapy, which uses only fast-acting insulin, only a few minutes of lead time are required between the infusion of a bolus and the meal. This time period is even shorter with the new faster-acting insulin analog which has recently become available.

          - Improve Consistency of Insulin Absorption. Fast-acting insulin delivered by a pump in tiny microinfusions also has low variability in absorption. By contrast, both conventional therapy and multiple daily injections require the use of timed-release insulins, which vary in absorption within the same patient by as much as 25% or more from one day to the next. Fast-acting insulin has substantially less variability in absorption, with variability levels as low as 3% in most patients. In addition, injection therapy requires the patient to administer multiple injections of insulin in different locations in the body which may have different absorption characteristics. Pumps, in contrast, deliver the insulin through an infusion set that is connected for two to three days to a single site (usually in a patient's abdomen) thereby providing more consistent absorption.

          - Provide Continuous Insulin Supply. The Company's pumps deliver a continuous infusion of insulin to provide for a patient's background metabolic needs. Injection therapy, in contrast, requires the repeated administration of boluses, which form a subcutaneous depot or collection of insulin and can result in tissue scarring at the injection site. In pump therapy, fast-acting insulin is delivered in hundreds of microinfusions throughout the day, thereby reducing the creation of such depots and further improving the predictability of insulin absorption.

          - Enhance Control Through Programmable Delivery. Because the Company's pumps are programmable, they enable the delivery of insulin to be more closely matched to a patient's needs as they vary throughout the day. This capability is especially advantageous during sleep. In particular, many patients have been shown to suffer from a rise in early morning glucose levels (known as the "Dawn Phenomenon"). The Company's pumps can be programmed by the patient to address this condition as well as the many other predictable fluctuations in glucose levels.

          - Improve Patient Quality of Life. In addition to advantages related to glucose control, the Company believes its pumps provide patients with a more flexible lifestyle, an important advantage that makes pumps a particularly attractive alternative to injection therapy. To obtain good glucose control, patients using multiple daily injections must plan their schedules in advance, particularly with respect to meals and exercise, because the timed-release character of long-acting insulin requires the prediction and timing of insulin needs. Because of the flexibility of infusion pumps to deliver both a continuous background profile of fast-acting insulin and larger episodic boluses when needed before meals, patients are not restricted to the fixed schedule of eating and exercise that is required for both conventional and intensive injection therapy. They are less likely to have glucose level fluctuations as the insulin demands of an active life are met. In addition to these lifestyle benefits, many people using the pump report that they feel much better with pump therapy.

     Glucose Sensor Technology. The Company is developing a series of continuous glucose monitoring systems which utilize a small, thin, pliable sensor to be inserted into subcutaneous (under the skin) tissue, usually in the abdomen or upper arm. The sensing element produces an electrical signal proportional to glucose in the interstitial fluid (fluid in the subcutaneous tissue). The sensor is connected either by cable to a small recording/display unit for some products, or to a telemetry device which transmits the signal to a recording/display unit for other products.

     The Company believes that its glucose monitoring systems will, if successful, offer significant advantages over current methods of monitoring glucose levels because the Company's systems would:

          - Improve Ability of Patients to Normalize Glucose Levels. The Company's glucose monitoring systems have been shown in limited human trials to continuously and accurately measure glucose levels as compared to standard laboratory reference equipment. Such information not only presents quantitative measurements but will allow patients to determine whether glucose levels are rising, falling or remaining stable, which will enable the patient to better manage his or her glucose level.

          - Warn Against Dangerously High or Low Blood Glucose Levels. Studies indicate that patients experience wide swings of glucose levels during a 24-hour period which are not easily detected even by testing with four to six finger pricks per day. With the Company's continuous glucose monitoring systems, when a sensor measurement indicates a glucose level above or below an acceptable range, an alarm will activate, in the form of an audible signal or a vibration, as well as a flashing marker on the display, providing a glucose level warning and enabling the patient to take corrective action. The Company's sensing systems will also operate during periods of sleep and will sound an alarm to wake the patient if his or her glucose level gets too high or too low. Significant variations of glucose levels during sleep can be especially serious, particularly for children. Such extreme variations of glucose levels can lead to coma, require costly hospitalization, leave permanent damage and even result in death.

          - Improve Patient Compliance. The Company's subcutaneous glucose sensor is inserted through the skin every 3 1/2 days, thereby avoiding multiple daily finger pricks. Because it is small, thin and pliable, the microsensor causes little, if any, patient discomfort. By avoiding the discomfort, complexity and time associated with repeatedly pricking a finger to draw blood and waiting for a meter reading of the sample, the Company's glucose monitoring system is expected to remove many of the obstacles which are believed to deter patient compliance, particularly in the case of intensive management of diabetes. A patient using the Company's glucose monitoring system would need only two sensor insertions (and possibly two calibrations) per week as compared to at least 28 finger pricks per week for recommended monitoring with strip meters in an intensive management regimen.

          - Enable Health Care Professionals to Establish Improved Treatment Protocols. The challenge of establishing a suitable treatment program for patients beginning intensive management is great. In some medical practices, patients are hospitalized for several days so that frequent glucose measurements can be made to enable the generation of a suitable treatment protocol for a given patient. Even this procedure has limited efficacy because the patient's behavior in the hospital is different from his or her normal lifestyle. Continuous sensing and recording outside a hospital will permit better treatment protocols to be generated at lower cost and without the need for hospitalization or close surveillance.

     No assurance can be given that development of the Company's sensor products will be successful or that they will be approved for commercial distribution.

OTHER MEDICAL CONDITIONS

     The Company has gained considerable expertise from its experience with infusion of insulin, which it believes can be applied to meet the complex delivery requirements of many other drugs. Many genetically engineered and manufactured proteins and peptides have delivery problems comparable to insulin. Delivery problems for these drugs arise because they contain fragile, large molecules, cannot be ingested orally, have short half lives in vivo, require site specific delivery, have very narrow effective ranges of concentration, require a profiled delivery pattern or would otherwise require large amounts of drugs that are either expensive or toxic in the high doses required to achieve therapeutic value. The Company is exploring opportunities for applications of delivery systems for other drugs with several biopharmaceutical companies, including a new drug under development for the treatment of HIV infection. Many of these drugs have large potential markets. For example, approximately 1,000,000 people in the United States are infected with HIV, according to an article published in JAMA in 1996.

     The Company is developing a series of pumps to address these delivery requirements. While the Company believes that such new applications for its pumps represent a significant opportunity for the future, its efforts in the area are at a very preliminary stage, and no assurance can be given that the anticipated collaborative efforts with biopharmaceutical companies will occur, that the development of such new applications for the Company's pumps will be successful or that such applications will be approved by the FDA or other regulatory authorities. In addition, many of the new applications may involve new drugs which themselves must be approved by the FDA in addition to the approval required for the use of the Company's infusion systems to deliver the drugs.

PRODUCTS

  CURRENT PRODUCTS

     External Insulin Pumps. The Company's external pumps are designed to provide the patient with an easy, comfortable and flexible means of insulin infusion in order to maintain glucose levels. They are generally worn by the patient attached to a belt, placed in a pocket, strapped to a leg or worn on a cord around the neck. The Company's most technically advanced external pump product, the Model 507, was introduced in June 1996 and has been well received by the market. It weighs approximately 3 1/2 ounces and is about the size of a pager. The pump can accurately deliver throughout the day a controlled, programmable profile of insulin in several hundred microinfusions of one microliter each. The insulin delivery profile can thus be adjusted to meet individual needs. The insulin is delivered from the pump through special insulin-compatible tubing either to a needle or soft cannula (a tiny tube which penetrates the skin), usually into the subcutaneous tissue of the abdomen.

     The Model 507 represents the fourth generation of the Company's external pumps, the first of which was introduced in 1983. The Company's pumps have many safety features, including numerous alarms (36 in the Model 507), maximum limitations on the rate and amount of basal and bolus deliveries and automatic shut-off mechanisms to prevent excessive delivery of insulin. The Model 507 is easier to use and represents an improvement over the earlier Model 506. It stores a record of the timing and size of the last 12 bolus doses administered plus daily totals for the past seven days of insulin delivery. It provides the ability to set a temporary basal rate for particular activities such as exercise, and it can be programmed to turn itself off if the user does not enter a command for a specified period of time. It offers an extended bolus delivery over time ("square wave"), which is especially useful with very fast-acting insulin analogs and is especially important for high fat content foods. The Model 507 also incorporates a backlight that makes it easier for a patient to program his or her pump in low light conditions, and an audible bolus indicator for the vision impaired.

     In September 1996, the Company introduced its Model 505 external insulin pump. This pump is a reduced feature version of the earlier Model 506. It has full bolus programming capability but only a single basal rate. It is intended primarily for those markets where more sophisticated technology has not yet been introduced.

     Insulin pumps and associated disposables are prescribed by physicians to achieve better control of glucose levels. When a pump is prescribed, a nurse typically assists in teaching the patient how to use the pump and the related skills, such as calculating the appropriate amount of insulin for boluses. A patient typically returns to the physician's office for periodic check-ups and often contacts the Company's Clinical Services Department for information. While the Company's external pumps have become increasingly easy to use, physicians do not prescribe external pumps for certain patients using intensive therapy because the pumps are a relatively sophisticated means of delivering insulin and some patients do not have the motivation and ability to understand and correctly use them. Also some patients, particularly in their teenage and early adult years, may object to pumps because they do not like the idea of having a device attached to their bodies.

     Disposables. The Company's external pumps are used with disposable elements consisting of a tubing set and a special syringe-type reservoir, which stores the insulin in the pump. The most popular tube sets with soft cannulas have been marketed under the trade name Sof-set. The Company has introduced more advanced versions, called the Sof-set QR (for Quick Release) and the Polyfin QR (which are similar to the earlier Sof-set and Polyfin infusion sets), both of which incorporate a quick release connector so that patients can more conveniently and discreetly disconnect the pump for showering, bathing, swimming, exercise or intimacy. These disposables provide the Company with a continuing source of revenue from pump customers. Most of these products are labeled to be replaced every 48 - 72 hours.

     The Company estimates that the average increase in direct cost of using external insulin pumps (including amortizing the suggested retail price of the pump over the Company's estimate of a five-year useful life plus the cost of the related disposables) over multiple daily injection therapy is approximately $1,600 per year. The amount of any offsetting savings, either short- or long-term, has not been established, although the Company believes that the longterm savings are substantial.

     Implantable Insulin Pump. The Company's implantable insulin pump, the MIP 2001, is similar in function to the external insulin pump but is implanted under the skin of the abdomen in a relatively minor surgical procedure. Like the external pump, the implantable pump releases a basal flow of insulin, with larger bolus doses delivered before meals. The amount of insulin released can be programmed by the patient with a hand-held communicator to meet individual needs. The communicator uses radio waves to control the pump, similar to the way radio waves are used to control cardiac pacemakers. The pump stores approximately a three-month supply of a special insulin manufactured by Hoechst and is refilled in the doctor's office from a special syringe by inserting a needle through the skin and into the pump, which then draws the insulin into its negative pressure reservoir. The negative pressure reservoir is a significant safety feature which virtually precludes the possibility of a spill of the stored medication from a reservoir leak or during refilling.

     Clinical trials of the Company's MIP 2001 implantable pump began in the U.S. and France in 1990. Approximately 260 patients participated in the formal trial, and approximately 350 additional patients received implantable pumps outside of the trial. By December 1996, over 1,230 patient years had been completed under the efficacy portion of the FDA protocol, involving multiple centers in the U.S. and France. Additionally, many pumps have been implanted in Europe (mostly in France) outside of the clinical trial, bringing the total number of units implanted (including replacements) through December 31, 1996 to approximately 900.

     The Company continues its development efforts to improve the implantable pump and to correct certain complications which arose during the clinical trials. During the early phase of the trials there was a tendency in approximately 10 - 15% of patients for blockage or clogging of the intra-peritoneal catheter or for deposits to collect on a pump valve, resulting in a decreased rate of infusion. These problems began to escalate in late 1993, resulting in the Company's decision in June 1994 to discontinue implants in new patients except for compassionate use. The escalation of the problem was traced to changes in the insulin when the supplier transferred manufacturing from a pilot facility to a production facility. The Company was able to develop a special rinsing procedure to restore full function in most patients and a "side-port catheter" to simplify this rinsing procedure. As a result, a limited number of implants were resumed in France, pending final regulatory approval of the insulin. Regulatory approval in the U.S. and the EU has been delayed by these problems with the insulin and by the amount of time required to test both pilot and full production lots of improved insulin.

     The Company has verified in laboratory tests that improved formulations of the insulin supplied by the manufacturer are comparable or superior to the earlier formulations that had performed acceptably in the Company's pumps. The Company has developed a new test system and predictive algorithm that enables quantitative projection of the performance of a given insulin formulation in the implantable pump. A second test system was installed by the Company at Hoechst. These systems will be used as a quality control diagnostic tool in the testing of insulin lots.

     The Company received certification under applicable International Standards Organization ("ISO") quality standards and received the CE Mark in March 1995 for the MIP 2001 implantable pump, permitting commercial sale throughout the EU. However, separate approval from the EU is required for the insulin, and Hoechst has applied for this approval. No assurance can be given that such approval will be received. Full commercial distribution of the Company's implantable pump in the EU will be limited until the special insulin required for use in the pump is approved.

     The Company decided not to resume new patient implants in the U.S. until FDA approval is received because of the high costs of the clinical trial monitoring. The Company is continuing to pursue approval for commercial sale of the implantable pump in the U.S. and is working with Hoechst under a procedure established by the FDA for approval of a combined application for the Company's pump and the Hoechst insulin. The Company has completed preparation of the PMA element of the application for the implantable pump and is working with Hoechst in the preparation of the NDA element of the application for the special insulin. No assurance can be given that these applications will be approved by the FDA. If approved, the labeling would limit this insulin for use only in combination with the Company's implantable pump. If Hoechst were to cease its efforts to obtain FDA approval or cease to manufacture the insulin, the Company's implantable pump program would be materially and adversely affected.

  PRODUCTS UNDER DEVELOPMENT

     The Company believes that its success in the future will depend on continuing to enhance its existing products and developing new products for the treatment of diabetes and other medical conditions.

     External Pumps. The Company is developing a variation of its Model 507 insulin pump, known as the Model 507C, which will have the capability of storing in its electronic memory up to three months of information tracking the insulin use of the patient. A second product being developed, the data collection system, will permit health care professionals to download to a personal computer this information from the 507 or 507C, process the information using special software and print out the results in summary or graphical form. This information will enable the professional to assess the glucose control of the patient over the three month period and, where indicated, to adjust the insulin delivery protocol for the patient. The Company has operating prototypes of these products and is in the process of testing them and enhancing their design. The Company expects to seek clearance by the FDA through the 510(k) process for both these products in the summer of 1997.

     The Company is developing a glucose management system in collaboration with Boehringer Mannheim for use primarily in hospitals. The system is designed to enable health care professionals to better control the glucose levels of their patients. This device is expected to be submitted for FDA approval through the 510(k) process.

     Disposables and Accessories. The Company has developed a number of enhancements to its Sof-set infusion set which it intends to submit to the FDA for clearance under the 510(k) process, with introduction expected later this year. These enhancements include modifications which are designed to provide greater patient comfort. To facilitate the insertion of the cannula through the skin, the Company has developed a device known as the Sof-serter, which allows the patient to automatically insert the cannula. The Company is also working on a new generation of disposables known as Sof-set II.

     Implantable Pumps. The Company is developing an implantable Constant Flow Pump, which is not programmable. The pump is designed to be built with a pre-set flow rate specified by the physician, and is designed to be appropriate for a number of drugs other than insulin. Approval of this pump by the FDA is expected to require a PMA, and the Company expects to begin clinical trials under an IDE in late 1997 or early 1998.

     Glucose Monitoring Systems. The Company is developing glucose monitoring systems which are designed to provide continuous measurement of glucose levels without the need to draw blood. Although the Company's development efforts are at an advanced stage, no assurance can be given that the development of these products will be successful or that they will be approved for commercial distribution. All of these products will utilize a small, thin, pliable microsensor, the "subcutaneous sensor," which is to be inserted into subcutaneous tissue, generally in the abdomen or upper arm, to detect glucose levels. Each sensor is expected to last approximately 3 1/2 days, after which the patient would replace it with another sensor in a different location. A series of products using this technology is planned. The first two products involve the Company's glucose sensor connected by wire to a recording/display device and others are currently planned with telemetry, permitting wireless communication. One of the first two products will provide programmable alarms for high and low glucose levels to warn the patient when glucose levels become too high or too low. This early device will record but will not display actual glucose readings. The second product will involve the same hardware but is to be used by health care professionals to evaluate glycemic control, much like a cardiologist uses a Holter monitor to monitor cardiac electrical function. This product will record glucose levels and trends for two to three days after which the data can be downloaded by the professional into a personal computer for evaluation. In using this system the patient will be asked to use various prompts to input times of meals, amounts of carbohydrate, exercise times, and other events affecting glucose metabolism. A third product will be used by patients to continuously monitor glucose levels. The Company expects to miniaturize the display unit for this device so that it can be worn like a wristwatch or carried in a pocket.

     The Company's sensors have been evaluated in humans in limited trials involving 48 patients. The Company will seek approval for a formal multicenter human trial of the sensors under an Investigational Device Exemption from the FDA in order to gather clinical data to support submission to the FDA for 510(k) clearance. The trial is expected to involve four geographically dispersed medical centers and approximately 40 to 60 patients. The development and production engineering of these products and various accessories including the introducer, the transmitter and the receiver/display devices are not yet complete. If clearance from the FDA is received, the Company also plans to conduct a field trial before general release. The Company believes that there will be a substantial market for its glucose monitoring sensors even if the cost of the sensors exceeds the cost of the glucose strips that they would replace. However, to maximize penetration of the glucose meter and strip market, the Company believes that it may be necessary for the price of the Company's sensors over their useful life to be reasonably comparable to the cost of presently available strips. No assurance can be given that this objective will be achieved, particularly if glucose meter companies try to compete with the Company by drastically reducing prices. Also, because of the size of its potential market, many other companies are attempting to develop non-invasive glucose measuring systems.

  FUTURE PRODUCTS

     A long-term goal of the Company is to develop a system in which a version of its implantable pump would be coupled with a long-term glucose sensor in a "closed-loop" system in what would essentially constitute an artificial pancreas. The goal is to create a device that would automatically maintain glucose levels within a normal range via feedback from the sensor to the pump to continuously adjust the rate of insulin infusion without constant intervention and programming by the patient or physician.

     In order for such a system to be feasible, the Company would need to develop or acquire the technology for a long-term sensor, as well as develop appropriate technology for the sensor to control the implantable pump so that they function as a closed-loop system. To that end, the Company is considering acquiring an option, exercisable prior to the end of 1998 (which option may be extended under certain circumstances to the end of 1999), to the marketing rights to long-term sensor technology under development by Medical Research Group LLC ("MRG"), an entity in which the Company's Chairman and CEO owns a significant interest. The Company is also considering acquiring from MRG certain technology under development relating to extending the useful life of the Company's implantable pump to eight to ten years.

     A complete closed-loop system, as described above, would require an IDE and a PMA, the timing of which are as yet undetermined. No assurance can be given that further development of the combined system of implantable pump and long-term sensor will be successful or that it will prove to be safe and effective and be approved for commercial distribution.

RESEARCH AND DEVELOPMENT

     The Company's research and development activities are performed primarily by its research and development organization, which consisted of 66 persons as of February 28, 1997. The Company obtains its product ideas from its staff and Medical Advisory Board, as well as patients and health care professionals, whose opinions on products are actively solicited through surveys, field visits, medical symposia, focus groups and personal relationships. See "-- Medical Advisory Board." All research and development costs are expensed as incurred, and for 1994, 1995, and 1996, research and development expenses were $5,372,000, $7,095,000 and, $7,900,000.

MARKETING AND SALES

     Orders for the Company's external insulin pumps in the U.S. are typically placed by the patient upon the advice and recommendation of his or her physician, who provides a prescription. The Company's primary marketing efforts are focused on endocrinologists, diabetologists and other health care professionals who treat diabetes, and on third-party payors. In 1995 more than 90% of the Company's revenues from the sale of its external pumps was reimbursed by thirdparty payors (subject to applicable deductible amounts). The Company has begun to broaden its marketing efforts to include those primary care physicians who treat relatively large numbers of diabetics in managed care organizations. The Company sponsors educational symposia in intensive diabetes management for physicians, other health care professionals and third-party payors, teaching the benefits of, and providing training in, pump therapy. The Company has trained over 5,000 health care professionals in the use of its insulin pumps for intensive management of patients and intends during 1997 to conduct 80 one-day and 12 two-day symposia in the U.S. and eight one-day symposia in Europe. Boehringer Mannheim and Eli Lilly & Co. have begun to co-sponsor and contribute to the funding of these educational programs.

     The Company also seeks to develop patient interest in and demand for diabetes products by providing patients with access to its existing substantial service and support network, including: (i) the services of an experienced Clinical Services Department available by telephone, toll-free, 24-hours per day, seven days per week, to answer patient questions and provide guidance, advice and trouble-shooting regarding daily pump use; (ii) free short-term, replacement pumps sent within 48 hours or less to promote continuous therapy;
(iii) an insurance assistance department consisting of 20 people at February 28, 1997 to answer questions, simplify and expedite claims processing and assist patients in obtaining third-party reimbursement; (iv) participation in a patient advocacy program in collaboration with the American Association of Clinical Endocrinologists; (v) an extensive Internet web site (www.minimed.com); (vi) advertisements in targeted media; and (vii) free videotapes and other educational material. Under their co-promotion agreement, the Company and Boehringer Mannheim each send targeted advertising to patients describing the other's products, including in the case of materials sent by Boehringer Mannheim, descriptions of the Company's patient service and support network. The Company has recently expanded its insurance support activities to better address the growing managed care segment of health care payors in the U.S. The Company has arrangements with over 50 third-party payors providing for reimbursement for the Company's external pumps, including contracts with U.S. Healthcare, Inc. and various Blue Cross/Blue Shield affiliates.

     The Company markets its diabetes products and serves customers through a combination of a direct sales organization and distributors. In addition to senior sales and marketing management and an extensive in-house support staff, as of February 28, 1997, the direct sales organization in the U.S. consisted of four regional directors, 52 field staff personnel and four field insurance coordinators. These representatives are extensively trained and specialize in diabetes therapy and the use of the Company's products. The Company compensates its sales representatives in the U.S. with a base salary, a sales commission and an annual bonus based on meeting performance objectives. In the U.S., the Company also contracts with nurse educators (many of whom are registered nurses) who assist in educating potential patients about use of the Company's external pumps.

     The Company believes that its strategy of maintaining its own direct sales force dedicated to diabetes is an important factor in market development and an important competitive advantage. Nevertheless, the

Company also utilizes independent distributors in the U.S. to augment its direct sales force and increase the number of physicians served. Internationally, independent distributors are used to provide sales coverage in geographic areas not served by the Company's direct sales force. Also, some third-party payors in the U.S. require that certain classes of purchases be made through specified distributors, and certain distributors in the U.S. and internationally maintain substantial infrastructure to support physician and patient needs. In 1996 42% of revenues were attributable to sales by the Company's direct sales force.

     Internationally, the Company has its own sales organizations for France, Germany, the Netherlands, Belgium and Luxembourg, consisting of 19 people at February 28, 1997, including administrative staff. The Company has a distribution manager in the United Kingdom and utilizes independent distributors in other countries. The Company believes that the international market provides a significant opportunity for growth and is seeking to expand its international sales. International sales increased from 7.4% of total revenues in 1992 to 14.2% in 1996. Also, the Company expects that some of its new products and new applications will be introduced in foreign countries prior to their introduction in the U.S. because the regulatory approval process in other countries has generally been less time consuming and less expensive than in the U.S.

MANUFACTURING

     The Company purchases from outside vendors most of the components, certain subassemblies and various services used in the manufacture of its products. The purchased items are generally produced to the Company's specifications and in many instances to the Company's designs. The Company then assembles the components into finished products. Certain disposable products have been purchased from OEM suppliers.

     The Company's Quality Assurance Department provides guidance to vendors and performs inspections and product tests at various steps in the manufacturing cycle to ensure compliance with the Company's stringent specifications. The manufacturing facilities are subject to periodic inspection by regulatory authorities. See "-- Government Regulation." In 1995 the Company was approved under ISO 9002 relating to quality standards, and in 1996 it was approved under ISO 9001 relating to design control standards. Such approvals enable the Company to quickly introduce certain products into the EU based on annual certification of the Company's quality system.

     In 1996 the Company instituted Demand Flow Technology manufacturing procedures. This version of "Just in Time" manufacturing is intended to significantly reduce total manufacturing cycle times, thereby reducing inventories. Also, the manufacturing line can then be more responsive to customers orders, quality is improved and manufacturing costs and paperwork are reduced.

     The Company relies on single sources for certain critical components, including hybrid circuits, integrated circuits, pumping elements, special batteries, special insulin formulations, and various disposable products and components as well as a sole source subcontract arrangement for sterilization services. Arrangements for additional or replacement suppliers for certain of these components could not be accomplished quickly. The loss of any of these vendors as a supplier could have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

     At present the Company considers its primary competition in the diabetes market to be injection therapy. The Company competes against injection therapy primarily by educating doctors, nurses, patients and managed care organizations and other third-party payors about the need for intensive management of glucose levels and the advantages of pump therapy over multiple daily injections.

     In the sale of its external pumps, the Company competes with Disetronic Medical Systems AG, a Swiss company ("Disetronic"), which introduced a competitive external pump product in the U.S. approximately six years ago. The Company estimates that Disetronic currently has approximately 25% of the U.S. market for external pumps for new patients. Internationally, in addition to Disetronic, the Company competes in the insulin pump market against several smaller suppliers which generally offer less sophisticated products. The Company competes with other pump makers primarily on the basis of product design, quality and utility, physician and patient education and support services and price. There can be no assurance that past, current and potential makers of competitive pumps, some of which may have substantially greater financial, technical, marketing and other resources than the Company, will not become more significant factors in the future.

     In the sale of its disposable products, the Company competes with Maersk Medical A/S, a Danish company ("Maersk"), which has introduced a disposable system that is compatible with the Company's pumps and is intended to compete with the Company's Sof-set QR. Other companies may be considering the manufacture and sale of disposables intended for use with the Company's pumps. If any such products are successful, they will divert sales of the Company's disposables, which could have an adverse effect on the Company business, financial condition and results of operations.

     A number of companies, including Strato-Infusaid, Inc. (a subsidiary of Pfizer Inc.), Medtronic, Inc., Therex Corp. (a subsidiary of Arrow International, Inc.) and Siemens-Elema (a subsidiary of Siemens AG), have, or have attempted to, develop and market implantable microinfusion pumps. Infusaid, Therex and Tricumed Medizintechnik GmbH, a small German company (whose marketing and manufacturing rights for the Anschutz Pump were recently acquired by Medtronic Inc.), manufacture non-programmable pumps, which are adequate for delivery of certain drugs other than insulin and which are less expensive than programmable insulin pumps. Siemens discontinued its efforts to develop an implantable insulin pump in 1994. More recently, Strato-Infusaid has discontinued its insulin program, leaving MiniMed as the only company known to it to be actively pursuing the application. Infusaid, Medtronic and Therex have each obtained FDA approval for use of their implantable pumps with certain drugs other than insulin. Certain of these potentially competitive companies have substantially greater financial, technical, manufacturing, marketing and other resources than the Company.

     Numerous companies, some of which have substantially greater financial, technical, manufacturing, marketing and other resources than the Company, are attempting to develop non-invasive glucose measurement systems. Many of these noninvasive efforts are being directed to near-infrared spectroscopic measurements through tissue, such as by analysis of light reflectance from an arm or transmission through a finger inserted into a well, through an ear lobe or through other tissue. The technical obstacles to such technologies are substantial and to date no such instrument has been approved for commercial distribution by the FDA. However, if such efforts are successful and provided universal calibration is possible (so far all reports indicate that even with extensive, individual calibration, results are not adequate), then applications that can be adequately served by intermittent measurements, such as measurements in doctors' offices, might be served with such instruments. There are also several efforts directed to reducing the discomfort associated with the finger pricks required with current glucose meter systems by reducing the depth of penetration of the needle, using a laser and/or using other methods to breach the outer derma layers so as to extract interstitial fluid rather than blood. There are also other approaches being pursued for glucose level determination. Several are attempting to draw out interstitial fluid by electrical or chemical means and then measuring the glucose. There are also at least three other efforts being directed toward subcutaneous measurement with electrochemical sensors. It is possible that some patients might prefer such systems to the Company's continuous glucose monitors for routine monitoring. The successful development and acceptance of non-invasive or minimally invasive glucose measurement systems or systems without pain could therefore have a material adverse effect on the Company's glucose sensor program.

     A number of companies and medical researchers are pursuing new delivery devices, delivery technologies, procedures, drugs and bioengineered therapeutics for the treatment and prevention of diabetes, such as, for example, pancreas transplantation and insulin-producing islet and beta cell preparations and devices. If successful, these technologies and/or medical procedures could have a material adverse effect on the Company's business, financial condition and results of operations and could possibly render the Company's products obsolete.

PATENTS, PROPRIETARY RIGHTS AND TRADEMARKS

     The Company files patent applications to protect technology, inventions and improvements that it considers important to the development of its business. The Company currently holds numerous issued U.S.

patents and foreign patents and has pending many U.S. and foreign patent applications that cover various aspects of its technology. In addition, the Company holds fully paid, non-exclusive, worldwide licenses to several patents relating to infusion pumps and a license to numerous other patents relating to implantable pumps.

     Litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others. Although the Company knows of no infringement of patents held by others, it is always possible that a third-party may assert infringement. The Company believes that it owns or has the right to use all technology incorporated into its products, but an adverse determination in any litigation or interference proceeding to which the Company may become a party could subject the Company to significant liabilities to third parties or require the Company to seek licenses from third parties.

     Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, associated costs may be substantial and could include ongoing royalties. Furthermore, there can be no assurance that necessary licenses would be available to the Company on satisfactory terms or at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling certain of its products or its planned products, which would have a material adverse effect on the Company's business, diversification opportunities, financial condition and results of operations.

     The Company owns the trademarks MiniMed, Sof-set, QR, Sof-set QR, Polyfin, and certain other trademarks. The Company also relies on certain trade secrets and proprietary know-how that it seeks to protect, in part, through confidentiality agreements with its employees and consultants. There can be no assurances that any unprotected information will not also be developed by others.

GOVERNMENT REGULATION

     Clinical testing, manufacture and sale of the Company's products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign agencies. In the U.S., the Company is required to register as a medical device manufacturer with the FDA and state agencies such as the Food and Drug Branch of the California Department of Health Services ("DHS"). The Company is subject to inspection on a routine basis by both the FDA and the DHS for compliance with the FDA's GMP regulations. These regulations impose certain procedural and documentation requirements upon the Company with respect to manufacturing and quality assurance activities. Hoechst, the manufacturer of the special insulin to be used in the Company's implantable pump, is also subject to regulation and inspection by the FDA, as well as European regulatory agencies.

     Under the Federal Food, Drug and Cosmetic Act (the "Act"), as amended, medical devices are classified into one of three classes (i.e., Class I, II, or III) on the basis of the controls necessary to reasonably ensure their safety and effectiveness. Safety and effectiveness can reasonably be assured for Class I devices through general controls (e.g., labeling, premarket notification and adherence to GMPs) and for Class II devices through the use of general and special controls (e.g., performance standards, postmarket surveillance, patient registries, and FDA guidelines). Generally, Class III devices are those which must receive PMA by the FDA to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable devices, or new devices which have been found not to be substantially equivalent to legally marketed Class I or Class II devices).

     Before a new device can be introduced to the market, the manufacturer generally must obtain FDA clearance through either a 510(k) premarket notification or a PMA. A 510(k) clearance will be granted if the submitted data establishes that the proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device, or to a pre-amendment Class III medical device for which the FDA has not called for PMAs. Generally an application for 510(k) clearance only requires submission of a file, including design, manufacturing, test and marketing information, including labeling. However, in some cases the FDA requires clinical trials under an IDE (as defined below), even for products to be cleared under the 510(k) process, although in such instances these trials are generally relatively small and of short duration. It generally takes from four to 12 months from submission to obtain 510(k) premarket clearance, but may take longer, and there can be no assurance that the Company will obtain 510(k) premarket clearance within this time frame, if at all, for any of the devices for which it may file a 510(k) notice. The FDA may determine that the proposed device is not substantially equivalent, or that additional data are needed before a substantial equivalence determination can be made. A "not substantially equivalent" determination, or a request for additional data, could delay the market introduction of new products that fall into this category and could have a material adverse effect on the Company's business, financial condition and results of operations.

     A PMA must be filed if the proposed device is not substantially equivalent to a legally marketed device or if it is a pre-amendment Class III device for which the FDA has called for PMAs. In addition, a "new drug" may not be marketed without an approved NDA establishing the safety and effectiveness of the drug for its intended uses. The NDA process is typically costly, lengthy and uncertain.

     In order to obtain a PMA, a device that poses a significant risk to patients must undergo clinical evaluation under an Investigational Device Exemption ("IDE") that is granted by the FDA to permit testing of the device in a limited number of humans in clinical trials conducted at a restricted group of clinical sites. Similarly, a new drug, such as the insulin used for the implantable pump, must be evaluated in an Investigational New Drug ("IND") trial. In addition to obtaining from the FDA an IDE approval or IND authorization to conduct a clinical trial, the sponsor of the investigational research must also obtain approval for the clinical research from an institutional review board or committee established for this purpose by each medical center where the trials will be conducted. Clinical trials leading to a PMA or an NDA are intensive and costly activities that usually extend over two or more years. As the clinical trial progresses under an IDE or IND, the FDA may at certain milestones allow expansion of the scope of the trial to allow additional patients or additional clinical sites or both.

     In late 1991, the FDA adopted new procedures for the review of products that involve both devices and drugs, which permit clinical investigation and approval to be coordinated by a lead center of the FDA. The Company's implantable pump and the associated insulin comprise a combined device/drug system that will be regulated under these procedures. Following the adoption of these procedures, the Company, which had already submitted a PMA application for the Company's MIP 2001 implantable insulin pump, withdrew its initial application for a PMA and the Company and Hoechst intend to submit a single application to obtain FDA approval of the combination product. This is the first time that Hoechst has sought FDA approval to market insulin in the U.S. Although the Company and Hoechst will file a single application, it will contain both an NDA element for the insulin and a PMA element for the pump. The FDA's Center for Drug Evaluation and Research will be the lead center and will review the NDA portion of the application, while the Center for Devices and Radiological Health will be responsible for reviewing the PMA portion. The Company anticipates that, if the FDA grants approval, such approval would include issuance of an approved NDA for the insulin and an approved PMA for the pump. There can be no assurance, however, that the application will ever be approved. Under the Act, even after approval, each batch of insulin produced by Hoechst for the combination product would require FDA's certification that the batch meets requisite strength, quality and purity standards.

     Clinical trial results are presented to the FDA in a PMA or NDA application. In addition to the results of clinical investigations, the applicant must submit other information relevant to the safety and efficacy of the device and/or the drug, including the results of non-clinical tests, a full description of the device and/or drug and their components, a full description of the methods, facilities and controls used for manufacturing, and proposed labeling. Such submissions are extremely detailed and complex, often involving tens of thousands of pages. The FDA staff then reviews the submitted application and determines whether or not to accept the application for filing. There is no assurance that either the safety or efficacy data in these submissions will be deemed sufficiently complete and adequate by the FDA, and if they are not, a final determination by the FDA could be delayed while additional trials are performed or the project could be abandoned. Such trials would add significant new costs to such a program, which would have a material adverse effect on the Company's business, financial condition and results of operations.

     If accepted for filing, the applications are further reviewed first by the FDA staff and, if appropriate, subsequently by an FDA scientific advisory panel comprised of physicians and others with expertise in the relevant field. A public meeting is held before the advisory panel in which the PMA or NDA application is reviewed and discussed. The scientific advisory panel then issues a recommendation of approval or denial to the FDA or recommends approval with conditions. Although the FDA is not bound by the opinion of the advisory panel, the FDA tends to give considerable weight to panel recommendations. If the FDA's evaluations of the application are favorable, the FDA will subsequently publish an order approving the PMA application or NDA application. Interested parties can file comments on the order and seek further FDA review.

     Although by statute the FDA is granted 180 days in which to review a PMA or NDA and either approve or disapprove it, in practice the FDA has often taken much longer. Generally, during the review, the FDA will request additional data and the applicant will agree to extend the review time. The FDA will make an initial assessment as to whether the PMA or NDA is sufficiently complete for review and may require the development and submission of additional data or analysis. The PMA and NDA processing in the past has typically lasted more than a year from the time of filing, and in some cases several years, but the FDA is being pressured to meet its statutory timelines. Many such reviews are now being completed within six months, but others are not, and there is no assurance when or if an application will be approved.

     New PMA applications or PMA supplements are required for certain modifications to a device that is approved through the PMA process. Supplements to a PMA application often require submission of the same type of information as for a PMA application except that the supplement is limited to information needed to support any changes from the product covered by the original PMA application and may not require the submission of clinical data or the convening of an advisory committee and corresponding review. In addition, certain changes, including changes to the labeling, manufacturing, dosage, or route of administration of an approved new drug require the approval of a supplement to the NDA application prior to initiating such changes. Submission of significant NDA supplements often require data similar to that submitted with the original NDA application. Likewise, with respect to the implantable pump and insulin combination product, certain changes to the product (e.g., design, labeling, manufacturing, dosage, route of administration) would require FDA's approval of a supplement to the original application. At the present time, FDA has indicated that there will be only one holder of the approved application for the pump and insulin combination product. The holder will be the entity entitled to file such supplements. The Company is seeking an arrangement with the FDA and Hoechst whereby the Company would be the approved application holder, but there can be no assurance that such an arrangement will be achieved. If the Company does not hold the approved application, then its ability to obtain FDA approval of modifications to the device would require appropriate contractual arrangements with Hoechst, or possibly would require obtaining a new PMA, which could have a material adverse effect on the Company.

     The PMA and NDA processes can each be expensive, uncertain and lengthy, and a number of devices and drugs for which PMA or NDA approval has been sought have never been approved for marketing. There can be no assurance that the Company will be able to obtain necessary regulatory approvals or clearances on a timely basis or at all for any of its products under development, and delays in receipt of or failure to receive such approvals, the loss of previously received approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

     Approvals restrict devices and drugs to specifically labeled uses, and the combination pump/insulin product would be similarly restricted. The FDA actively enforces regulations prohibiting marketing of products for unapproved uses.

     The FDA also conducts inspections to determine whether the Company conforms with GMP, and subsequent GMP inspections will continue after the FDA approval. A GMP inspection was last completed in February 1995, with only one minor citation, which has been corrected. A further such inspection may be conducted relative to any PMA application submitted by the Company for other products or pursuant to the FDA's practice of performing periodic inspections.

     Failure to comply with applicable regulatory requirements can result in, among other things, fines, injunctions, civil penalties, failure of the government to grant premarket clearance or premarket approval of devices or drugs, delays or suspensions or withdrawals of approvals, seizures or recalls of products, operating restrictions and criminal prosecutions. Changes in existing requirements or adoption of new requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

     The FDA can withdraw an NDA or PMA approval if new evidence or new information shows the drug or device is no longer safe or effective, or if the FDA discovers that the NDA or PMA contains any untrue statement of material fact. Other reasons justifying withdrawal of an NDA or PMA by the FDA include, but are not limited to, failure to maintain required records or to file records and reports, new questions regarding manufacturing, and whether labeling is false or misleading.

     Exports of products subject to 510(k) notification requirements, but not yet cleared to market, are permitted without FDA export approval, provided that certain requirements are met. Unapproved products subject to PMA requirements must receive prior FDA export approval unless they are approved for use by any member country of the EU and certain other countries, including Australia, Canada, Israel, Japan, New Zealand, Switzerland and South Africa, in which case they can be exported to any country without prior FDA approval. International sales are subject to foreign government regulation, the requirements of which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. Within the next several years, a company must obtain the CE Mark prior to sale within the EU of certain medical devices, including implantable products. During this process, the sponsor must demonstrate compliance with ISO manufacturing and quality requirements. The Company received approval for use of its implantable insulin pump in France in June 1993. In March 1995, the Company obtained the CE Mark to market its implantable pump throughout the EU, but full commercial distribution of the Company's implantable pump in the EU will be limited until the special insulin required for use in the pump is approved and made available. See
"-- Products -- Current Products -- Implantable Insulin Pump." In March 1995, the Company received certification under applicable ISO 9002 quality standards and in July, 1996 received certification under ISO 9001 design control standards. As is the case with GMP inspections in the U.S., inspections by foreign bodies will continue in the EU on a periodic basis after receipt of the CE Mark.

     The Company also is subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. Additionally, the Company must comply with various FDA, and in some cases Federal Trade Commission, requirements for design, safety, advertising, labeling, record keeping and reporting of adverse experiences with the use of a product. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations in the future or that such laws or regulations will not have a material adverse effect upon the Company's ability to do business.

     External pumps have generally qualified for clearance under Section 510(k), although certain features of advanced pumps may require clinical validation. The Company's Models 507 and 506 external pumps have all been cleared by the FDA pursuant to the Section 510(k) premarket notification process and a 510(k) notification has been submitted with respect to Model 505. Modifications or enhancements to the Company's products that are cleared through the 510(k) process that could significantly affect safety or effectiveness will require new submissions. The Company has made certain changes to its cleared devices which the Company believes do not require the submission of new 510(k) notifications. However, there can be no assurance that the FDA will agree with the Company's determinations and not require the Company to submit new 510(k) notifications for any of these modifications. The Company believes short term subcutaneous glucose monitor may be cleared through the 510(k) process after a limited clinical trial, but there is no assurance that the FDA will not later require the more stringent PMA application process for such devices.

     There can be no assurance that the necessary approvals for the use of new generations of the Company's external pumps and disposables, the Company's implantable insulin pump or its glucose monitoring systems will be granted by the FDA or other authorities on a timely basis or at all, and delays in receipt of or failure to receive such approvals, or the loss of previously received approvals, could result in significant delays, substantial costs or even the cessation of operations relating to a product or group of products, and any of these could have a material adverse effect on the business, financial condition and results of operations of the Company.

THIRD-PARTY REIMBURSEMENT

     In the U.S., the Company's products are generally purchased directly by patients, physician groups, hospitals, and/or dealers. In many cases the Company, on behalf of the patients, bills third-party payors, including private insurance companies, health maintenance organizations, preferred provider organizations, other managed care providers, and, to a limited extent, Medicaid. Under the Medicaid program, states generally reimburse for approved procedures on a reasonable cost or fee schedule basis. Currently, certain states reimburse for the Company's products under the Medicaid program. Although the Company does not currently derive revenues from the Medicare program for any of its products, it is in the process of seeking coverage for its external pump. The Company believes that the primary value of Medicare coverage for diabetes today is that it facilitates reimbursement by many other third party payors because they follow Medicare guidelines. Although, the Clinton Administration's plan to address the crisis in the Medicare Trust Fund recently announced is directed toward reducing costs further, it also contains provisions directed specifically towards expanded coverage for certain chronic diseases, including diabetes. There is no certainty that these proposals expanding coverage for diabetes will be enacted or, if so, whether the Company's products would benefit.

     The Company maintains an insurance assistance department consisting of 20 people at February 28, 1997 to simplify and expedite claims processing and to assist patients in obtaining third-party reimbursement. Based upon sales made by the Company's direct sales force (which represent 42% of the total revenues), in 1995 the Company believes that more than 90% of the revenues from Company's external pump sales represented reimbursement by third-party payors (subject to applicable deductible amounts).

     Third-party payors may also decline to reimburse for procedures, supplies or services determined to be not "medically necessary" or "reasonable." Certain payors have initially indicated that they would decline to reimburse for certain of the Company's products on that basis. The Company attempts to deter and reverse such practices through education and has expanded its insurance assistance efforts toward this end. These efforts are usually successful, but such reimbursement may become less likely in the future as pressure continues to mount for lower health care costs.

     Medicare and many other third-party payors also do not reimburse for procedures deemed "experimental" or "investigational." There is usually no precise date when a procedure ceases to be experimental or investigational, but devices in clinical investigation under an IDE are usually deemed to be experimental or investigational. The failure to cover early use of a procedure deters usage, delaying acceptance even longer. Use of implantable pumps is still considered to be an investigational procedure by many third-party payors in the U.S. and reimbursement for the small number of pumps sold in the U.S. has therefore been limited to date.

     There is widespread concern that health care market initiatives in the U.S. may lead third-party payors to decline or further limit reimbursement. The extent to which third-party payors may determine that use of the Company's products will save costs or will at least be cost effective is highly uncertain, and it is possible, especially for diabetes, that they will merely focus on the lower initial costs associated with injection therapy or will otherwise limit reimbursement for insulin pumps or other products developed by the Company. Because of uncertainties regarding the possible health care reform measures that could be proposed in the future and initiatives to reduce costs by private payors, the Company cannot predict whether reimbursement for the Company's products will be affected or, if affected, the extent of any effect. The unavailability of third-party coverage or the inadequacy of reimbursement for the Company's products would materially and adversely affect the Company's business, financial condition and results of operations.

PRODUCT LIABILITY AND WARRANTIES

     The Company's products are generally warranted for various periods ranging from two to four years. The special motors contained in the Company's external pumps are warranted for life. The Company sets aside a reserve based on monthly return rates to pay for customer service and repair of products. Additional reserves are set aside during early stages of product introduction. The Company believes such reserves to be adequate, but in the event of a major product problem or recall, the reserves may be inadequate to cover all costs, and such event could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's business involves the inherent risk of product liability claims. The Company maintains product liability insurance with coverage limits of $15 million per occurrence and an annual aggregate maximum of $15 million, with a deductible of $25,000 per occurrence. There can be no assurance that this insurance coverage will continue to be available on terms acceptable to the Company or that such coverage will be adequate for liabilities actually incurred.

EMPLOYEES

     As of February 28, 1997, the Company employed 373 full-time persons, plus 34 temporary employees, including 66 in research and development, 145 in manufacturing, production engineering and quality assurance, 74 in administration and 122 in sales and marketing. The Company believes that the success of its business depends, in part, on its ability to attract and retain qualified personnel, particularly qualified scientific, technical and key management personnel. The Company believes its relationships with its employees are good.

MEDICAL ADVISORY BOARD

     A Medical Advisory Board, consisting of five individuals with recognized expertise in fields relating to diabetes care and treatment, has been organized to advise the Company concerning long-term product planning, research, development and marketing of its diabetes treatment products. Members of the Medical Advisory Board consult and meet formally and informally with the Company. Certain members of the Medical Advisory Board are employed by academic institutions and may have commitments to or consulting or advisory agreements with other entities that may limit their availability to the Company. Members of the Medical Advisory Board may also serve as consultants to other medical product companies. The members of the Medical Advisory Board have agreed, however, to maintain the confidentiality of all proprietary information disclosed to them by the Company. In addition, any ideas, inventions, developments, improvements and works of authorship developed by the members of the Medical Advisory Board relating to insulin pumps or glucose sensors are the property of the Company. Currently, the following persons comprise the Company's Medical Advisory Board:

     Jay S. Skyler, M.D. (Chairman), is a Professor of Medicine, Pediatrics and Psychology at the University of Miami in Miami, Florida, past President of the American Diabetes Association, and current Vice-President of the International Diabetes Federation. Dr. Skyler is the Chairman for the NIH-sponsored Multi-center Diabetes Prevention Trial. Dr. Skyler is the author of numerous research and review articles, many of which focus on the complications of diabetes and the risk reduction of such with intensive diabetes management.

     Irl B. Hirsch, M.D., is Associate Professor of Medicine at the University of Washington School of Medicine in Seattle, Washington and the Medical Director of the Diabetes Care Center at the University of Washington in Seattle, Washington. Dr. Hirsch has been an Associate Editor for Clinical Diabetes (a medical journal specializing in diabetes) since 1992 and is a reviewer for several scientific and medical journals. From 1993, he has been a consultant to the Diabetes Control Project in the state of Washington. He is the author of numerous articles covering topics such as use of insulin pump therapy to treat hypoglycemia, insulin treatment during surgery and an update on insulin therapy for family practitioners. Dr. Hirsch recently published a book with the ADA for individuals with diabetes entitled, How To Get Great Diabetes Care: What You and Your Doctor Can Do to Improve Your Medical Care--And Your Life. Dr. Hirsch has diabetes and uses the Company's Model 507 insulin pump.

     Francine Ratner Kaufman, M.D. is an Associate Professor of Pediatrics at the University of Southern California School of Medicine. Dr. Kaufman was past President of the Board of Directors of the Los Angeles Chapter of the ADA (1988-1990, 1993-1994) and is President of the Board of Directors of the California affiliate of the ADA. She is a member of the national ADA Board of Directors, where she is on the Professional Practice Committee and a member of the Clinical Initiatives Committee of the Endocrine Society. For the past five years, she has been an associate editor for Clinical Diabetes.

     Christopher D. Saudek, M.D., is Professor of Medicine at The Johns Hopkins University School of Medicine and a leader in the field of implantable pump therapy. Dr. Saudek began working on implantable insulin pump therapy with a predecessor of the Company in the early 1980's, implanted the first MiniMed pump in 1987 and was the principal investigator in the Company's clinical trials of its MIP 2001. Dr. Saudek received the Clinician of the Year Award from the ADA in 1991.

     Robert J. Tanenberg, M.D., FACP, is Clinical Associate Professor of Medicine at Georgetown University School of Medicine, Washington, D.C. and senior attending physician at Washington Hospital Center in Washington, D.C. Dr. Tanenberg is on the Medical Advisory Board for the Washington, DC Chapter of the Juvenile Diabetes Foundation. He is an investigator in the Company's implantable pump trials. Dr. Tannenberg was formerly the Chairman of the ADA's Council on Health Care Delivery and Public Health.

ITEM 2. PROPERTIES

     The Company owns its current primary facilities with an aggregate of approximately 175,000 square feet in Sylmar, California. The Company currently occupies approximately 150,000 square feet of such facilities. The Company intends to use up to $2 million of the proceeds of a public offering of common stock contemplated by a recent Prospectus to upgrade the structure of its principal buildings in order to comply with recently adopted local building code requirements for earthquake protection. Approximately 23,400 square feet of the remaining space is leased to Alfred E. Mann, the Company's Chairman and Chief Executive Officer. The Company believes that its facilities are adequate to meet its foreseeable requirements for its existing products through at least the end of 1998, without any requirement to expand into additional space.

ITEM 3. LEGAL PROCEEDINGS

     In September 1996, the Company filed an action against Fimed, Inc. ("Fimed") in Los Angeles County Superior Court seeking declaratory relief and rescission of a distributorship agreement giving Fimed an exclusive right to distribute the Company's external pumps using third-party consumer financing. The Company alleged that Fimed fraudulently induced the Company to enter into the agreement and failed to disclose material facts. Fimed answered the Company's complaint generally denying the allegations but also asserted counterclaims against the Company alleging breach of contract, promissory fraud, unfair competition, intentional interference with prospective economic advantage, defamation (libel and slander) and abuse of process and seeking compensatory damages of $600 million and punitive damages of $300 million. No significant amount of the Company's products has ever been sold using third-party consumer financing, and Fimed never made any sales under the agreement. The Company notified Fimed that the Company was seeking rescission of the agreement less than six months after it was signed and before Fimed began marketing the Company's products. The Company believes that it has meritorious defenses to the counterclaim asserted by Fimed. The Company intends to prosecute its claim against Fimed and defend against the counterclaim vigorously. Discovery has commenced in the litigation, but the matter has not yet been set for trial.

     The Company is not presently a party to any other material pending legal proceedings. The Company may be subject from time to time to various other legal proceedings, including product liability claims, which arise in the ordinary course of its business. The Company believes that none of such proceedings, individually or in the aggregate, are likely to have a material adverse effect on its business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the security holders of the Company, either through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 27, 1996.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company's Executive Officers are generally elected annually by the Board of Directors for a one year term and serve at the pleasure of the Board. As of March 21, 1997, the Company's executive officers are:

       NAME           AGE                    POSITIONS WITH THE COMPANY
------------------    ---     --------------------------------------------------------
Alfred E. Mann        71      Chairman of the Board and Chief Executive Officer
Terrance H. Gregg     48      President and Chief Operating Officer
Eric S. Kentor        37      Senior Vice President, General Counsel and Secretary
Kevin R. Sayer        39      Senior Vice President, Finance and Chief Financial
                              Officer
Clifford W. Hague     41      Vice President, Marketing and Business Development
William Arthur        45      Vice President, Sales
John H. Livingston    50      Vice President, Research, Development and Engineering
Noory Shaolian        55      Vice President, Instrument Manufacturing and Service

     Alfred E. Mann has served as Chairman of the Board and Chief Executive Officer of the Company since its incorporation and was President until 1994 and from October 1995 until October 1996. Until March 1994, Mr. Mann served as the Chairman of the Board of the General Partner of MMTL, a predecessor of the Company, which was also engaged in the design, manufacture and marketing of hospital intravenous pumps and electrostimulation devices primarily for restoration of hearing for the deaf. Mr. Mann has also served as Chairman of Advanced Bionics since 1994 and as CEO from 1994 to February 1996. Advanced Bionics is the successor to the electrostimulation business segment of MMTL. From 1985 to September 1992, Mr. Mann was also President and CEO of Siemens-Pacesetter, Inc., a manufacturer and distributor of cardiac pacemakers. Mr. Mann founded and from 1972 until 1985 was Chairman of the Board and CEO of Pacesetter Systems, Inc., a California corporation and predecessor of Siemens-Pacesetter, Inc. Prior to 1972, he was President of Spectrolab, an electro-optical and aerospace systems company, and Heliotek, a semiconductor and electro-optical components manufacturer, which companies Mr. Mann founded in 1956 and 1960, respectively, and which were sold to Textron Inc. in 1960. Mr. Mann is currently Chairman of the Board of Trustees of the Alfred E. Mann Foundation, a medical research foundation. Mr. Mann holds a B.A. and an M.S. degree in physics from the University of California, Los Angeles.

     Terrance H. Gregg was promoted to Executive Vice President, Operations in February 1996 and to President and Chief Operating Officer in October 1996. Mr. Gregg joined the Company as Vice President of Regulatory Affairs and Clinical Research in September 1994. Prior to employment with the Company, Mr. Gregg spent the preceding nine years as Vice President of Governmental Affairs for Ioptex Research, the ophthalmic surgical products subsidiary of Smith & Nephew, plc. Prior to joining Ioptex Research, Mr. Gregg was responsible for Regulatory Affairs, Clinical Research and Quality Assurance for divisions of Allergan, Inc. Mr. Gregg earned a B.S. degree in zoology from Colorado State University in 1971.

     Eric S. Kentor was promoted to Senior Vice President in February 1996. Mr. Kentor joined the Company in May 1995 as Vice President, General Counsel and Secretary. Prior to joining the Company, Mr. Kentor was Vice President, Legal Services, of Health Net, California's second largest health maintenance organization, where he held various positions beginning in March 1994. From March 1994 until May 1995, Mr. Kentor also served as Executive Counsel of Health Net's parent corporation, Health Systems International, Inc. Previously, from 1987 until 1994, Mr. Kentor practiced with the law firm of McDermott, Will & Emery, where he was elected partner in 1992. Mr. Kentor received a J.D. degree from the UCLA School of Law in 1986.

     Kevin R. Sayer was promoted to Senior Vice President, Finance, in February 1996. Mr. Sayer joined the Company in May 1994 as Vice President, Finance and Chief Financial Officer. Prior to joining the Company,

Mr. Sayer spent the previous 11 years with Ernst & Young, where he specialized in providing auditing, accounting and consulting services to high growth companies, primarily in the health care and high technology industry segments. Mr. Sayer received a B.S. in accounting from Brigham Young University in 1981 and received a Masters degree in accounting/information systems from Brigham Young University in 1983.

     William Arthur has served as Vice President, Sales, since March 1995. Previously Mr. Arthur served from July 1993 to February 1995 as the Company's Vice President, Sales and Marketing. He joined the Company in July 1993 after serving as President and CEO of Med-Fusion Inc., a subsidiary of Medex, Inc. and a manufacturer of ambulatory infusion pumps. Mr. Arthur founded Med-Fusion Inc. in 1984 and remained as its Chief Executive Officer after its acquisition by Medex in 1988. Prior to his employment with Med-Fusion, Mr. Arthur served as Director of Marketing for infusion systems for Pacesetter Systems, Inc. Previously Mr. Arthur served as Vice President of Sales and Marketing for Auto-Syringe, a subsidiary of Baxter International, an earlier competitor of a predecessor of the Company. Mr. Arthur received a B.S. degree in microbiology from Pennsylvania State University in 1973.

     Clifford W. Hague has served as Vice President, Marketing and Business Development, since March 1995. From February 1993 until March 1995, Mr. Hague was Vice President, Marketing and Clinical Research, of VIA Medical Corporation, an early-stage company developing a series of sensor systems primarily for hospital use. Previously, from October 1991 to January 1993, Mr. Hague served as Vice President, Marketing of Siemens Infusion Systems ("SIS") and before that, Director of Marketing of MiniMed Technologies, a predecessor of both SIS and the Company. Before joining MiniMed Technologies in January 1986, Mr. Hague was a product manager at Parker-Hannifin, Biomedical Division. Mr. Hague received an M.B.A. degree from the University of California, Irvine in 1983, and a B.S. degree in zoology from the University of California, Davis, in 1980.

     John H. Livingston has been Vice President, Research, Development and Engineering of the Company and its predecessors since May 1985. Mr. Livingston served as Director, Research, Development and Engineering at IMED Corporation from November 1983 until May 1985. From January 1978 until November 1983, Mr. Livingston worked at Cordis Corporation, where for the final two years he was Manager, Instrument and Software Design, for the Implantables Product Engineering Division, responsible for the design and development of electronic hardware and software for implantable medical electronic systems. Mr. Livingston received his B.S. degree in electrical engineering from Yale University and both an M.S. degree in electrical engineering and a J.M. degree from Stanford University in 1975.

     Noory Shaolian has been Vice President in charge of Instrument Manufacturing and Service since joining the Company in June 1992. From 1991 to June 1992, Mr. Shaolian pursued private real estate investments. Previously, from 1983 to 1991 he was Vice President of Manufacturing and Service at Mitsubishi Electronics, a manufacturer of personal and lap-top computers. Mr. Shaolian is a Certified Quality Engineer. His education includes a B.S. degree in mechanical engineering from California Polytechnic University, San Luis Obispo, and an M.S. degree in business administration from California State University at Los Angeles.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK HOLDER MATTERS

     The Company's common stock commenced trading on the Nasdaq National Market, under the symbol "MNMD" on July 25, 1995. The following table sets forth, for the fiscal quarters indicated the intra-day high and low sales prices per share of the Company's common stock on the Nasdaq National Market.

                                                                      HIGH       LOW
                                                                     ------     ------
        1996
        Fourth Quarter Ended December 27, 1996...................... $32.75     $23.50
        Third Quarter Ended September 27, 1996......................  29.75      18.25
        Second Quarter Ended June 28, 1996..........................  33.75      16.25
        First Quarter Ended March 29, 1996..........................  18.25      12.25

        1995
        Fourth Quarter Ended December 29, 1995...................... $13.38     $ 7.75
        Third Quarter Ended September 29, 1995 (from July 25,
          1995).....................................................  13.50       8.75

RECORD HOLDERS

     As of March 19, 1997, the number of record holders of the Company's Common Stock was 275.

DIVIDENDS

     The Company has never paid a cash dividend on its Common Stock. The Company currently anticipates that, for the foreseeable future, any earnings will be retained for use in its business and, accordingly, does not currently anticipate the payment of any cash dividends. The payment of dividends by the Company, if any, will be at the discretion of the Company's Board of Directors, and will depend upon the Company's earnings, financial position, capital requirements and such other factors as the Company's Board of Directors deems relevant.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following table summarizes certain selected consolidated financial data, which should be read in conjunction with the Company's financial statements and notes thereto included elsewhere herein and with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." The selected consolidated financial data as of December 27, 1996, December 29, 1995 and December 31, 1994, 1993 and 1992, and for each of the five fiscal years in the period ended December 27, 1996 have been derived from the Company's audited financial statements, which have been audited by Deloitte & Touche LLP, the Company's independent auditors. Other information has been derived from other audited financial statements.


                                            DATA OF
                                          PREDECESSOR
                                          ENTITIES(1)
                                          -----------                          YEAR ENDED      YEAR ENDED
                                              YEARS ENDED DECEMBER 31,        DECEMBER 29,    DECEMBER 27,
                                          ---------------------------------   -------------   -------------
                                             1992        1993       1994          1995            1996
                                          -----------   -------   ---------   -------------   -------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales...............................    $24,079     $31,731   $  36,274    $    45,107     $    59,080
Cost of sales...........................     13,618      14,947      16,131         16,531          20,440
                                            -------     -------     -------        -------         -------
Gross profit............................     10,461      16,784      20,143         28,576          38,640
Operating expenses:
  Selling, general and administrative...     10,108      14,088      15,366         19,863          25,468
  Research and development..............      3,891       3,998       5,372          7,095           7,900
                                            -------     -------     -------        -------         -------
     Total..............................     13,999      18,086      20,738         26,958          33,368
                                            -------     -------     -------        -------         -------
Operating income (loss).................     (3,538)     (1,302)       (595)         1,618           5,272
Interest expense........................       (172)       (410)       (533)          (352)             --
Other income, including interest
  income................................         29         154         228            965           1,062
                                            -------     -------     -------        -------         -------
Income (loss) before income taxes ......     (3,681)     (1,558)       (900)         2,231           6,334
Provision for income taxes..............         --          --          --            422           1,662
                                            =======     =======     =======        =======         =======
Net income (loss).......................    $(3,681)    $(1,558)  $    (900)   $     1,809     $     4,672
                                            =======     =======     =======        =======         =======
Net income (loss) per share(2)..........                          $   (0.10)   $      0.17     $      0.38
                                                                    =======        =======         =======
Weighted average number of common and
  common equivalent shares used in
  computing net income (loss) per
  share(2)..............................                          9,085,000     10,587,000      12,238,000(3)
                                                                    =======        =======         =======
BALANCE SHEET DATA:
Working capital...........................    $ 8,879     $ 9,026   $14,317     $ 32,695       $ 37,209
Total assets..............................     16,998      19,068    24,510       52,529         59,503
Notes payable, net of current portion.....         --       7,286     7,000           --             --
Redeemable, convertible preferred stock...         --          --     8,513           --             --
Retained earnings (accumulated deficit)...         --      (1,558)   (2,962)      (1,664)         3,008
Total stockholders' equity................         --       4,005     2,022       42,362         49,626
Net assets................................      5,563          --        --           --             --

---------------
(1) The financial data presented for all periods subsequent to the Company's incorporation in 1993 reflect the operations of the medication infusion business of the Company as an independent entity. The financial data for 1992 reflect the operations of that business as a business unit within two limited partnerships as if the Company were a separate entity.

(2) Pursuant to applicable rules, and because of the significant change in the Company's capital structure related to the conversion of preferred stock as a result of the Company's initial public offering of common stock in 1995, per share information and weighted average shares outstanding are presented only for the three years in the period ended December 27, 1996.

(3) Includes 1,456,146 shares of Common Stock issuable upon exercise of outstanding stock options with a weighted average exercise price of $7.81 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company has focused its efforts on three product lines: external pumps and related disposables, implantable insulin pumps and continuous glucose monitoring systems. There have been no sales of glucose monitoring systems to date. Sales activity of the implantable insulin pump, primarily in Europe, where the product is approved for commercial distribution, is in an early stage.

RESULTS OF OPERATIONS

     The following table sets forth for the years indicated the percentage relationship to net sales of certain items in the Company's consolidated statements of operations and the percentage changes in the dollar amounts of such items on a comparative basis.

                                                                                       ANNUAL %
                                                                                  INCREASE (DECREASE)
                                                    PERCENTAGE OF NET SALES      ---------------------
                                                   -------------------------       1995         1996
                                                   1994      1995      1996      VS. 1994     VS. 1995
                                                   -----     -----     -----     --------     --------
Net sales........................................  100.0%    100.0%    100.0%      24.4%         31.0%
Cost of sales....................................   44.5      36.6      34.6        2.5          23.6
                                                   -----     -----     -----       ----         -----
Gross profit.....................................   55.5      63.4      65.4       41.9          35.2
Operating expenses:
  Selling, general and administrative............   42.4      44.0      43.1       29.3          28.2
  Research and development.......................   14.8      15.7      13.4       32.1          11.3
                                                   -----     -----     -----       ----         -----
          Total operating expenses...............   57.2      59.7      56.5       29.9          23.8
                                                   -----     -----     -----       ----         -----
Operating income (loss)..........................   (1.7)%     3.7%      8.9%        --         225.8%
                                                   =====     =====     =====       ====         =====

NET SALES

     The following table sets forth domestic and international net sales, gross profits and research and development expenditures related to the Company's three primary product lines for the three years in the period ended December 27, 1996.

                                            DOLLARS IN THOUSANDS                % OF NET SALES
                                       -------------------------------     -------------------------
                                        1994        1995        1996       1994      1995      1996
                                       -------     -------     -------     -----     -----     -----
NET SALES
External pumps and related
  disposables
  Domestic...........................  $29,980     $37,299     $50,688      82.6%     82.7%     85.8%
  International......................    4,798       5,493       6,396      13.3      12.2      10.8
                                       -------     -------     -------     -----     -----     -----
          Subtotal...................  $34,778     $42,792     $57,084      95.9      94.9      96.6
Implantable pumps
  Domestic...........................      233         151          --       0.6%      0.3%       --
  International......................      960       2,164       1,996       2.7       4.8       3.4
          Subtotal...................    1,193       2,315       1,996       3.3       5.1       3.4
                                       -------     -------     -------     -----     -----     -----
Other net sales......................      303          --          --       0.8        --        --
                                       -------     -------     -------     -----     -----     -----
          Total......................  $36,274     $45,107     $59,080     100.0%    100.0%    100.0%
                                       =======     =======     =======     =====     =====     =====
GROSS PROFITS
External pumps and related
  disposables........................  $21,269     $28,017     $39,044      58.6%     62.1%     66.1%
Implantable pumps....................   (1,429)        559        (404)     (3.9)      1.3      (0.7)
Other................................      303          --          --       0.8        --        --
                                       -------     -------     -------     -----     -----     -----
          Total......................  $20,143     $28,576     $38,640      55.5%     63.4%     65.4%
                                       =======     =======     =======     =====     =====     =====
RESEARCH AND DEVELOPMENT EXPENSES
External pumps and related
  disposables........................  $ 1,355     $ 2,445     $ 3,381       3.7%      5.4%      5.8%
Implantable pumps....................    2,568       2,928       2,683       7.1       6.5       4.5
Glucose monitoring systems...........    1,449       1,722       1,836       4.0       3.8       3.1
                                       -------     -------     -------     -----     -----     -----
          Total......................  $ 5,372     $ 7,095     $ 7,900      14.8%     15.7%     13.4%
                                       =======     =======     =======     =====     =====     =====

FISCAL YEARS ENDED DECEMBER 27, 1996 AND DECEMBER 29, 1995

     Net Sales. Net sales increased 31.0% in 1996 over 1995 to $59,080,000 from $45,107,000. This increase is principally the result of an increase of 33.4%, or $14,292,000, in the sales volume of external pumps and related disposables. Domestic sales of these products grew 35.9%, or $13,389,000, from 1995 to 1996, while international sales increased 16.4%, or $903,000. The domestic sales increase was primarily the result of increased sales volume of external pumps and related disposables, with external pump sales growing at a rate in excess of disposable product sales. Additionally, net sales increased due to a customer shift to more expensive disposable products (principally the Sof-set QR) offered by the Company since June 1995, with enhanced features and commensurately higher sales prices. With the introduction of the Company's new Model 507 insulin pump in June 1996, the domestic average sales prices on external pumps increased, while the related disposable products experienced relative price stability.

     International sales of external pumps and related disposables for 1996 and 1995 include the sale of external pumps to Novo Nordisk A/S, which previously manufactured an external insulin pump and related disposables that were sold in Europe. Under an agreement with the Company entered into in late 1993, the external insulin pumps that Novo Nordisk previously manufactured and sold were replaced with the Company's external insulin pumps. Sales of external pumps to Novo Nordisk represented 15.5% of international sales of external pumps and related disposables in 1996, while such sales represented 23.1% of international sales of these products in 1995. The decline in sales to Novo Nordisk in 1996 reflects the completion of the contractually determined delivery schedule with Novo Nordisk during the quarter ended June 28, 1996.

     Sales of implantable pumps decreased by $319,000, or 13.8%, in 1996 over 1995. Due to problems encountered with the special insulin formulation manufactured by Hoechst and used in the implantable pump, such sales were limited during 1996. Although the Company received certification under the applicable directives issued by the EU and received the CE Mark in March 1995 for the implantable pump (permitting commercial sale throughout the EU), separate approval from the EU is required for commercial sale of the insulin. Hoechst, the manufacturer of that insulin, has applied for such approval. Such approval has not yet been received and no assurance can be given that such approval will be received. Future sales of the Company's implantable insulin pumps may be adversely affected by the lack of availability of the special insulin utilized in the implantable pump, as well as any delay or denial of regulatory approval for the insulin, seasonality, and overall market acceptance of this product line.

     The Company and Hoechst are continuing their testing of the special insulin for use in the implantable pump. No assurance can be given as to the potential for success of these efforts. If such efforts are not successful, the business, results of operations or financial condition of the Company could be materially adversely affected. In order for the implantable pump to be authorized for sale in the U.S., the Company must work with Hoechst under a procedure established by the FDA for approval of a combined application for the Company's pump and the Hoechst insulin. The Company has completed preparation of the PMA element of the application for the implantable pump and is assisting Hoechst in the preparation of the NDA element of the application for this special insulin. Delay or failure to obtain FDA approval could have a material adverse effect on the Company's business, results of operations or financial condition. See
"BUSINESS -- Products -- Current Products -- Implantable Insulin Pump" and "BUSINESS -- Government Regulation."

     Cost of Sales and Operating Expenses. Cost of sales increased 23.6% in 1996 over 1995 to $20,440,000 from $16,531,000. As a percentage of net sales, cost of sales decreased to 34.6% in 1996 from 36.6% in 1995. Increased sales volume enabled the Company to spread its fixed manufacturing costs over a larger sales base and thereby achieve certain economies of scale. The Company has continued to implement manufacturing efficiency programs that reduced per unit labor, overhead and materials costs. Additionally, the Company achieved lower product costs for certain disposable products by bringing the manufacturing processes in-house during 1996. Cost of sales in 1996 included manufacturing start-up expenses related to the Company's June 1996 release of its latest generation external insulin pump, the Model 507. Gross margins on the external pumps and related disposables increased to 66.1% of sales in 1996, compared to 62.1% in 1995. The Company's gross profits have been adversely impacted by the implantable pump product line during 1996 due to continued unpredictable sales, which have inhibited the Company's ability to realize manufacturing efficiencies on this product line. The Company expects this trend to continue for the foreseeable future.

     Selling, general and administrative expenses increased 28.2% in 1996 over 1995 to $25,468,000 from $19,863,000. As a percentage of net sales, these expenses decreased to 43.1% in 1996 from 44.0% in 1995. Selling, general and administrative expenses increased primarily due to higher external pump and related disposable sales volume, the introduction of the Model 507 external insulin pump, increased efforts to educate patients, professionals and payors in the intensive management of diabetes, and increased spending in international sales and marketing operations. Increased international expenses related primarily to bringing in-house to the Company's French subsidiary certain administrative functions that had been previously performed by a third party and the organizational and continuing start-up costs of the Company's German subsidiary, which was formed in December 1995.

     Research and development expenses increased 11.3% in 1996 over 1995 to $7,900,000 from $7,095,000. As a percentage of sales, research and development expenses decreased to 13.4% in 1996 from 15.7% in 1995. The increase in expenses is primarily the result of greater resources directed to the design and introduction of the Company's Model 507 external insulin pump and increased development of the continuous glucose monitoring systems. Expenses related to the implantable insulin pump product line decreased in 1996, as the Company awaited approval of the special insulin required for this product. The Company anticipates that future research and development expenditures will include amounts for the further development of the Company's existing technologies for use in other medical conditions.

     Other. Other income for 1996 and 1995 consists primarily of interest income generated from the Company's cash, cash equivalents, and short-term investment balances. The Company incurred interest expense in 1995 and 1994. No interest expense was incurred, however, during 1996 as all debt had been retired in connection with the Company's July 1995 initial public offering.

     The Company's effective tax rate for 1996 has been computed giving consideration to the pretax earnings and losses applicable to the Company's foreign and domestic tax jurisdictions and a continual decrease in the Company's valuation allowance against net deferred tax assets due to improved operating results. During 1995, the Company utilized all of its net operating loss carryforwards. The Company anticipates that future income tax rates for financial statement purposes will be lower than statutory state and federal income tax rates, as future income tax payments will be offset by the recognition of deferred income tax assets related to differences between financial reporting and income tax reporting requirements. The Company has not incurred any material foreign income tax expense to date. Inflation has not significantly impacted the Company's results of operations for the past three years.

FISCAL YEARS ENDED DECEMBER 29, 1995 AND DECEMBER 31, 1994

     Net Sales. Net sales increased 24.4% in 1995 over 1994 to $45,107,000 from $36,274,000. The 1995 growth in net sales of external pumps and related disposables amounted to $8,014,000, or 23.0%, over such sales in 1994 due to growth in both the domestic and international markets. Domestic sales of these products grew 24.4%, or $7,319,000, from 1994 to 1995, while international net sales increased 14.5%, or $695,000.

     The domestic net sales increase for 1995 resulted from increased sales volume of external pumps and related disposables, with disposable sales growing at a rate in excess of external pump sales. The effect of the increased sales volume achieved in 1995 was somewhat offset by lower average sales prices obtained on the sale of pumps. However, the related disposable products experienced a price increase during 1995. Domestic sales of external insulin pumps to previous pump users continued to decrease as a percentage of total domestic sales. As a result of this trend, the overall installed base of pump users increased at a faster rate than in prior periods. The 1995 international net sales increase was primarily the result of increased sales volume of pumps and related disposables to foreign distributors. The increase in international sales volume was partially offset by a scheduled decrease in sales under the Company's contract with Novo Nordisk. Sales of external insulin pumps to Novo Nordisk represented 23.1% of international sales of external pumps and related disposables in 1995, while such sales represented 47.1% of international sales of these products in 1994.

     Sales of implantable pumps increased by $1,122,000, or 94.0%, in 1995 over 1994. Due to problems encountered with the special insulin formulation manufactured by Hoechst and used in the implantable pump, such sales were limited to replacements for existing patients during the last half of 1994 and the first half of 1995. New patient implants for Europe slowly recommenced in the second half of 1995 when the Company received certification under the applicable directives issued by the EU and received the CE Mark in March 1995 for the implantable pump.

     Cost of Sales and Operating Expenses. Cost of sales increased 2.5% in 1995 over 1994 to $16,531,000 from $16,131,000. As a percentage of net sales, cost of sales in 1995 decreased to 36.6% from 44.5% in 1994. Increased sales volume enabled the Company to spread its fixed manufacturing costs over a larger sales base. Gross margins on the primary product line increased to 62.1% of sales in 1995, compared to 58.6% for this product line in 1994. Gross margins on the implantable pump product line were positive for 1995 due to the increased sales, compared to negative gross margins on the implantable pump in 1994.

     Selling, general and administrative expenses increased 29.3% in 1995 over 1994 to $19,863,000 from $15,366,000. As a percentage of net sales, these expenses increased to 44.0% in 1995 from 42.4% in 1994. Higher sales volume in 1995 was the most significant factor in the increase in selling expenses, primarily attributable to increased commissions and other variable costs related to the field sales force. Additional increases in selling expenses relate to the Company's increased focus upon training and education of patients, health care professionals and third party payors. General and administrative expenses also increased in 1995 over 1994. These increased costs related primarily to the development of the Company's accounting, finance,

MIS, legal and human resources departments to support the Company's growth and the requirements as a public reporting company.

     Research and development expenses increased 32.1% in 1995 over 1994 to $7,095,000 from $5,372,000. As a percentage of sales, research and development expenses increased to 15.7% in 1995 from 14.8% in 1994. The 1995 increase is primarily the result of greater resources directed to all of the Company's product lines. The Company increased research and development expenses related to the external pump and disposables to further the development of its next generation external insulin pump and several new disposable products. Increased research and development expenses were also incurred for the implantable pump and the continuous glucose monitoring systems.

     Other. Interest expense in 1994 and 1995 related to a $7,000,000 note payable retired in 1995 with proceeds from the Company's initial public offering. Other income in 1994 and 1995 related primarily to interest income generated from the Company's cash, cash equivalents, and short-term investments balances, with the 1995 increase related to increased funds available as a result of the initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

     During the years ended 1996 and 1995, the Company used cash in operations of $336,000 and $1,001,000, respectively. While the Company was profitable in both years, the Company's operating activities used cash, as receivables and inventories increased significantly. The receivables increase relates to several factors, including the extension of more favorable credit terms for some key distributors, increased sales to be reimbursed to the Company by third-party payors (which typically have longer collection cycles) and the overall sales volume increase. Because the Company experienced some product shortages during 1995, primarily related to its disposable products, the Company increased inventories in 1995 and 1996 to better serve its customers. The Company believes that maintaining increased inventories of these products and other key components will enable the Company to better meet customer demands. Expenditures on inventories have also increased in 1996 as a result of the Company's purchases of significant quantities of component parts for the implantable insulin pump under a supply agreement entered into in 1996.

     Capital expenditures were $1,713,000, $8,700,000 and $4,007,000 for 1994,
1995, and 1996 respectively. The Company's 1995 capital expenditures consisted primarily of the purchase and improvement of its operating facilities. The Company's 1996 capital expenditures included continued building improvements, manufacturing expansion, the acquisition of additional research and development engineering equipment and information systems requirements. The Company anticipates that future capital expenditures will increase because of required repairs and upgrades to its principal facility in compliance with recently enacted building code provisions applicable to earthquake protection. Capital expenditures will also increase due to the purchase of manufacturing and other equipment associated with expanding the Company's product lines and bringing more manufacturing in-house, as well as the purchase of additional information systems equipment.

     The Company completed its initial public offering of Common Stock in 1995 which generated net proceeds of $29.5 million. There were no significant equity transactions during 1996. On January 21, 1997, the Company entered into an unsecured line of credit agreement which enables the Company to borrow up to $10.0 million through January 31, 1999. The line of credit, if used, bears interest at an adjustable rate based upon certain commercial paper rates. The rate on such line of credit was 7.52% as of February 28, 1997. The Company is required to maintain certain cash, net worth and debt conditions under the provisions of the credit agreement. The Company is currently in compliance with all of these conditions.

     Management expects that the current level of cash and cash equivalents will be sufficient to meet its cash needs for working capital and capital expenditures for at least one year. However the requirements for additional capital and working capital are subject to change and will depend upon numerous factors, including the level of capital expenditures, research and development activities and results, competitive and technological developments, health care reimbursement trends, and the availability for acquisition by the Company of complementary additional distribution channels, products, and technologies.

     The Company also is involved in certain litigation, the financial impact of which is uncertain. See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" and "LEGAL PROCEEDINGS."

QUARTERLY RESULTS

     The following table sets forth certain selected consolidated financial information of the Company for its eight most recent quarters. In the opinion of management, this unaudited financial information has been prepared on the same basis as the audited financial information, and includes all adjustments (consisting only of normal, recurring adjustments) necessary to present this information fairly when read in conjunction with the Company's Consolidated Financial Statements and Notes thereto contained elsewhere in this report.

                                                                       THREE MONTHS ENDED
                                     ---------------------------------------------------------------------------------------
                                     MAR. 31,   JUNE 30,   SEPT. 29,   DEC. 29,   MAR. 29,   JUNE 28,   SEPT. 27,   DEC. 27,
                                       1995       1995       1995        1995       1996       1996       1996        1996
                                     --------   --------   ---------   --------   --------   --------   ---------   --------
Net sales..........................   $8,301    $ 10,989    $ 11,007   $ 14,810   $ 12,209   $ 13,343    $ 14,709   $ 18,819
Cost of sales......................    3,183       3,902       3,963      5,483      4,312      4,571       5,220      6,337
Gross profit.......................    5,118       7,087       7,044      9,327      7,897      8,772       9,489     12,482
Operating expenses:
  Selling, general and
    administrative.................    4,257       4,934       4,842      5,830      5,324      5,818       6,156      8,170
  Research and development.........    1,369       2,005       1,700      2,021      1,822      1,953       1,896      2,229
                                      ------     -------     -------    -------    -------    -------     -------    -------
Total operating expenses...........    5,626       6,939       6,542      7,851      7,146      7,771       8,052     10,399
Operating income (loss)............   $ (508)   $    148    $    502   $  1,476   $    751   $  1,001    $  1,437   $  2,083
                                      ======     =======     =======    =======    =======    =======     =======    =======

     The Company's results of operations have historically fluctuated on a quarterly basis. These seasonal trends have resulted in sales and earnings for each of the first three quarters of a given year being less than sales and earnings for the fourth quarter of the preceding year. These fluctuations have and will continue to result from numerous factors, including (i) practices of insurance companies and other third-party payors with respect to reimbursement for the Company's products, which tends to result in increased sales of the Company's external infusion pumps later in the calendar year, after patients' deductibles are satisfied, (ii) market acceptance of the Company's products,
(iii) timing of regulatory approvals, (iv) new product introductions, (v) competition, (vi) the Company's ability to manufacture its products efficiently and (vii) timing of research and development expenditures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

     The following independent auditors' report and the consolidated financial statements of MiniMed Inc. and its subsidiaries are included in Item 8:

                          Independent Auditors' Report

                         Consolidated Balance Sheets --
                    December 29, 1995 and December 27, 1996

                    Consolidated Statements of Operations --
     Years ended December 31, 1994, December 29, 1995 and December 27, 1996

Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity
                                       --
     Years ended December 31, 1994, December 29, 1995 and December 27, 1996

                    Consolidated Statements of Cash Flows --
     Years ended December 31, 1994, December 29, 1995 and December 27, 1996

                   Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITOR'S REPORT

To the Shareholders and Board of Directors of MiniMed Inc.:

     We have audited the accompanying balance sheets of MiniMed Inc. (the "Company") as of December 29, 1995 and December 27, 1996, and the related statements of operations, Convertible Preferred Stock and Stockholders' Equity, and of cash flows for each of the three years in the period ended December 27, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 1995 and December 27, 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 27, 1996 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Woodland Hills, California
January 17, 1997 (February 20, 1997 as to the last paragraph of note 3)

                                  MINIMED INC.

                          CONSOLIDATED BALANCE SHEETS
                    DECEMBER 29, 1995 AND DECEMBER 27, 1996

                                     ASSETS

                                                                       1995            1996
                                                                    -----------     -----------
CURRENT ASSETS:
  Cash and cash equivalents.......................................  $14,762,000     $10,286,000
  Short-term investments..........................................    8,724,000       9,517,000
  Accounts receivable, net of allowance for doubtful accounts of
     $1,327,000 and $2,575,000 in 1995 and 1996, respectively.....   10,562,000      15,617,000
  Receivables due from related entities (Note 3)..................       23,000          90,000
  Inventories:
     Raw materials................................................    2,994,000       3,465,000
     Work-in-process..............................................      929,000       1,117,000
     Finished goods...............................................    1,242,000       2,143,000
                                                                    -----------     -----------
          Total inventories.......................................    5,165,000       6,725,000
  Deferred income taxes (Note 10).................................    1,675,000       3,003,000
  Prepaid expenses and other current assets.......................    1,065,000       1,042,000
                                                                    -----------     -----------
          Total current assets....................................   41,976,000      46,280,000
OTHER ASSETS (Note 5).............................................           --         577,000
LAND, BUILDINGS, PROPERTY AND EQUIPMENT -- Net (Note 4)...........   10,553,000      12,646,000
                                                                    -----------     -----------
TOTAL.............................................................  $52,529,000     $59,503,000
                                                                    ===========     ===========
                             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable................................................  $ 1,895,000     $ 1,642,000
  Current portion of notes payable and line of credit (Note 6)....      600,000              --
  Accrued salaries and related benefits...........................    1,352,000       2,065,000
  Accrued sales commissions.......................................      614,000       1,568,000
  Accrued warranties..............................................    3,243,000       2,873,000
  Income taxes payable (Note 10)..................................      532,000         463,000
  Other accrued expenses..........................................    1,045,000         460,000
                                                                    -----------     -----------
          Total current liabilities...............................    9,281,000       9,071,000
                                                                    -----------     -----------
  Deferred income taxes...........................................      886,000         806,000
COMMITMENTS AND CONTINGENCIES (Note 7) STOCKHOLDERS' EQUITY (Notes
  1 and 8):
  Common stock, par value $.01; 20,000,000 shares authorized;
     11,405,933 and 11,636,175 shares issued and outstanding in
     1995 and 1996, respectively..................................      114,000         116,000
  Additional capital..............................................   43,912,000      46,502,000
  Retained earnings (Accumulated deficit).........................   (1,664,000)      3,008,000
                                                                    -----------     -----------
          Total stockholders' equity..............................   42,362,000      49,626,000
                                                                    -----------     -----------
TOTAL.............................................................  $52,529,000     $59,503,000
                                                                    ===========     ===========

                 See notes to consolidated financial statements

                                  MINIMED INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
     YEARS ENDED DECEMBER 31, 1994, DECEMBER 29, 1995 AND DECEMBER 27, 1996

                                                                      YEAR ENDED
                                                      -------------------------------------------
                                                         1994            1995            1996
                                                      -----------     -----------     -----------
NET SALES...........................................  $36,274,000     $45,107,000     $59,080,000
COST OF SALES.......................................   16,131,000      16,531,000      20,440,000
                                                      -----------     -----------     -----------
GROSS PROFIT........................................   20,143,000      28,576,000      38,640,000
                                                      -----------     -----------     -----------
OPERATING EXPENSES:
  Selling, general and administrative...............   15,366,000      19,863,000      25,468,000
  Research and development..........................    5,372,000       7,095,000       7,900,000
                                                      -----------     -----------     -----------
          Total operating expenses..................   20,738,000      26,958,000      33,368,000
                                                      -----------     -----------     -----------
OPERATING INCOME (LOSS).............................     (595,000)      1,618,000       5,272,000
INTEREST EXPENSE....................................     (533,000)       (352,000)             --
OTHER INCOME, Including interest income.............      228,000         965,000       1,062,000
                                                      -----------     -----------     -----------
INCOME (LOSS) BEFORE INCOME TAXES...................     (900,000)      2,231,000       6,334,000
PROVISION FOR INCOME TAXES (Note 10)................           --         422,000       1,662,000
                                                      -----------     -----------     -----------
NET INCOME (LOSS)...................................  $  (900,000)    $ 1,809,000     $ 4,672,000
                                                      ===========     ===========     ===========
NET INCOME (LOSS) PER SHARE (Note 2)................  $     (0.10)    $      0.17     $      0.38
                                                      ===========     ===========     ===========
WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
  EQUIVALENT SHARES USED IN COMPUTING NET INCOME
  (LOSS) PER SHARE (Note 2).........................    9,085,000      10,587,000      12,238,000
                                                      ===========     ===========     ===========

                 See notes to consolidated financial statements

                                  MINIMED INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
     YEARS ENDED DECEMBER 31, 1994, DECEMBER 29, 1995 AND DECEMBER 27, 1996

                              REDEEMABLE CONVERTIBLE
                                 PREFERRED STOCK            COMMON STOCK                       RETAINED
                             ------------------------   ---------------------                  EARNINGS
                             NUMBER OF                  NUMBER OF                             (ACCUMULATED
                               SHARES       AMOUNT        SHARES      AMOUNT      CAPITAL      DEFICIT)        TOTAL
                             ----------   -----------   ----------   --------   -----------   -----------   -----------
BALANCE,
  JANUARY 1, 1994..........                              7,805,478   $ 78,000   $ 5,485,000   $(1,558,000)  $ 4,005,000
Issuance of preferred stock
  for technology
  (Note 3).................     200,000            --
Issuance of preferred stock
  for cash, net of
  expenses.................     911,111   $ 8,009,000
Repurchase of treasury
  shares (Note 8)..........                                (75,703)    (1,000)     (578,000)                   (579,000)
Accretion of preferred
  stock to redemption
  value....................                   212,000                                            (212,000)     (212,000)
Accrual of preferred stock
  dividends................                   292,000                                            (292,000)     (292,000)
Net loss...................                                                                      (900,000)     (900,000)
                             ----------   -----------   ----------   --------   -----------    ----------   -----------
BALANCE,
  DECEMBER 31, 1994........   1,111,111     8,513,000    7,729,775     77,000     4,907,000    (2,962,000)    2,022,000
Accretion of preferred
  stock to redemption
  value....................                   219,000                                            (219,000)     (219,000)
Accrual of preferred stock
  dividends................                   292,000                                            (292,000)     (292,000)
Issuance of common stock in
  initial public offering,
  net of expenses..........                              2,500,000     25,000    29,513,000                  29,538,000
Conversion of redeemable
  convertible preferred....  (1,111,111)   (9,024,000)   1,111,111     11,000     9,013,000                   9,024,000
Exercise of stock
  options..................                                 65,047      1,000       300,000                     301,000
Tax benefit associated with
  stock option exercises...                                                         179,000                     179,000
Net income.................                                                                     1,809,000     1,809,000
                             ----------   -----------   ----------   --------   -----------    ----------   -----------
BALANCE,
  DECEMBER 29, 1995........                             11,405,933    114,000    43,912,000    (1,664,000)   42,362,000
Exercise of stock
  options..................                                203,020      2,000       986,000                     988,000
Tax benefit associated with
  stock option exercises...                                                         994,000                     994,000
Issuance of stock under
  employee stock plan......                                 14,822                  272,000                     272,000
Issuance of stock for
  technology license
  (Note 7).................                                 10,000                  285,000                     285,000
Stock awards to
  directors................                                  2,400                   53,000                      53,000
Net income.................                                                                     4,672,000     4,672,000
                             ----------   -----------   ----------   --------   -----------    ----------   -----------
BALANCE,
  DECEMBER 27, 1996........          --            --   11,636,175   $116,000   $ 46,502,00   $ 3,008,000   $ 49,626,00
                             ==========   ===========   ==========   ========   ===========    ==========   ===========

                 See notes to consolidated financial statements

                                  MINIMED INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
     YEARS ENDED DECEMBER 31, 1994, DECEMBER 29, 1995 AND DECEMBER 27, 1996

                                                             1994          1995          1996
                                                          -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).....................................  $  (900,000)  $ 1,809,000   $ 4,672,000
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
  Depreciation..........................................      760,000     1,365,000     1,914,000
  Amortization of loan discount.........................      314,000            --            --
  Deferred income taxes.................................           --      (789,000)   (1,408,000)
  Changes in operating assets and liabilities:
     Accounts receivable, net...........................    1,171,000    (2,795,000)   (5,055,000)
     Receivables due from related entities..............      233,000       101,000       (67,000)
     Inventories........................................    2,091,000    (2,916,000)   (1,560,000)
     Prepaid expenses and other current assets..........     (372,000)     (261,000)       23,000
     Other assets.......................................           --            --      (300,000)
     Accounts payable...................................   (1,425,000)      407,000      (253,000)
     Accrued sales commissions..........................     (375,000)       59,000       954,000
     Accrued salaries and related benefits..............      406,000       335,000       713,000
     Accrued warranties.................................      549,000       360,000      (370,000)
     Other accrued expenses.............................     (557,000)      792,000       470,000
     Income taxes payable...............................           --       532,000       (69,000)
                                                          -----------   -----------   -----------
     Net cash provided by (used in) operating
       activities.......................................    1,895,000    (1,001,000)     (336,000)
                                                          -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Short-term investments................................           --    (8,724,000)     (793,000)
  Purchase of land, buildings, property and equipment...   (1,713,000)   (8,700,000)   (4,007,000)
                                                          -----------   -----------   -----------
     Net cash used in investing activities..............   (1,713,000)  (17,424,000)   (4,800,000)
                                                          -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of note payable.............................           --    (7,000,000)     (600,000)
  Proceeds from issuance of preferred stock, net of
     expenses...........................................    8,009,000            --            --
  Proceeds from initial public offering, net of
     expenses...........................................           --    29,538,000            --
  Proceeds from stock option exercises..................           --       301,000       988,000
  Proceeds from issuance of common stock under employee
     stock plan.........................................           --            --       272,000
  Repurchase of treasury shares.........................     (579,000)           --            --
                                                          -----------   -----------   -----------
     Net cash provided by financing activities..........    7,430,000    22,839,000       660,000
                                                          -----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....    7,612,000     4,414,000    (4,476,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..........    2,736,000    10,348,000    14,762,000
CASH AND CASH EQUIVALENTS, END OF PERIOD................  $10,348,000   $14,762,000   $10,286,000
                                                          ===========   ===========   ===========
SUPPLEMENTAL CASH FLOW INFORMATION --
  Cash paid during the period for:
     Interest...........................................  $   314,000   $   361,000            --
     Income taxes.......................................  $     1,000   $   500,000   $ 1,866,000

     SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITY -- During 1994 and 1995, the Company recorded $212,000 and $219,000, respectively in accretion of preferred stock to redemption value and $292,000 in accrued preferred stock dividends directly to accumulated deficit. The Company has recognized a reduction in income taxes payable of $179,000 and $994,000 during 1995 and 1996, respectively related to the exercise of nonqualified stock options. During 1996, the Company issued 10,000 shares of common stock with a value of $285,000 to a supplier in exchange for a license. The Company also issued 2,400 shares of Common Stock with a value of $53,000 to certain Directors in lieu of fees during 1996.

                 See notes to consolidated financial statements

                                  MINIMED INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     YEARS ENDED DECEMBER 31, 1994, DECEMBER 29, 1995 AND DECEMBER 27, 1996

 1. GENERAL INFORMATION

     Operations -- MiniMed Inc. ("MiniMed" or the "Company") designs, develops, manufactures and markets medical devices for drug delivery and monitoring patients with diabetes and other medical conditions. The drug delivery systems include external and implantable microinfusion drug pumps and related disposable products which provide long-term delivery of medication for treatment of chronic disorders. The Company is developing glucose sensor systems which will, if successful, provide diabetic patients with continuous monitoring of glucose levels and may ultimately be linked to the microinfusion pumps to create an "artificial pancreas." Other development efforts focus on developing non-diabetes uses of the Company's technologies.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation -- The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries MiniMed S.A. and MiniMed GmbH. All intercompany accounts and transactions have been eliminated. The financial statements of MiniMed S.A. and MiniMed GmbH have been translated using the exchange rate at the end of each period as to balance sheet items and the weighted average exchange rate during each period as to operating results. Translation and transaction gains and losses are immaterial for all periods presented.

     Cash and Cash Equivalents -- The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

     Short-term Investments -- In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No 115, "Accounting for Certain Investments in Debt and Equity Securities," effective for fiscal years beginning after December 15, 1993. The Company has classified all of its debt securities as available-for-sale. For securities available-for-sale, unrealized gains and losses are recorded directly to stockholders' equity. As of December 29, 1995 and December 27, 1996, fair market value approximates cost for the investments held. Realized gains and losses are included in other income in the Company's statement of operations. Realized gains and losses on short-term investments for 1995 and 1996 were not material. The Company's investment policy is to invest idle and excess funds in high grade, short-term, fixed income securities. The primary objective of investment activities is to protect capital value.

     Inventories -- Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

     Land, Building, Property and Equipment and Depreciation -- Land, building, property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from two to thirty-nine years.

     Research and Development -- Research and development costs are expensed as incurred.

     Net Income (Loss) per Common and Common Equivalent Share -- For the year ended December 27, 1996, net income per common and common equivalent share is computed based upon the weighted average number of shares of the Company's outstanding common stock and common stock equivalents, if dilutive. For the year ended December 29, 1995, net income per common and common equivalent share is computed based upon the weighted average number of shares of the Company's outstanding common stock and common stock equivalents, if dilutive, subsequent to the completion of the Company's initial public offering in July 1995. As required by rules promulgated by the Securities and Exchange Commission for 1994, shares, options, warrants and convertible preferred shares issued at prices below the initial public offering price of $13.00 in the twelve months prior to the initial public offering have been included in the calculation of weighted average common and common equivalent shares as if outstanding using the treasury stock method.

                                  MINIMED INC.

     YEARS ENDED DECEMBER 31, 1994, DECEMBER 29, 1995 AND DECEMBER 27, 1996

     Income Taxes -- Income taxes are provided for taxes currently payable or refundable, and deferred income taxes arising from future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates. An allowance is provided for net deferred tax assets and tax loss carryforwards for which realization is not assured.

     Revenues and Concentration of Credit Risk -- During 1994, 1995 and 1996, the Company derived approximately 84%, 84% and 86%, respectively, of its revenues from domestic sales. Approximately 60%, 62% and 58%, respectively, of the Company's 1994, 1995 and 1996 domestic revenues were sales to distributors of medical products who sell the products directly to patients. The remaining domestic revenues represent products sold by the Company directly to patients. The Company bills these patients directly or processes billing to their health care payors, which include indemnity insurers, HMOs, PPOs and various state agencies. Certain distributor receivables are secured while all other receivables are unsecured. Foreign revenues in most countries represent sales to dealers in various countries in Europe. Sales to the European dealers may be shipped from the United States or through the Company's subsidiaries. Certain foreign sales are transacted directly by the Company's European subsidiaries with patients, with reimbursement provided by the appropriate third party payors in the appropriate country. Levels of payments from third-party payors and patients vary, depending upon the specific benefits provided under each patient's coverage. No single customer represents more than 10% of the Company's sales for any period presented.

     The Company has recorded an allowance for doubtful accounts to cover the difference between recorded revenues and collections from distributors, patients and third-party payors. The allowance and provision for bad debts are adjusted periodically based upon the Company's evaluation of historical collection experience, industry reimbursement trends and other relevant factors.

     Stock Based Compensation -- The Company has granted stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants.

     Pervasiveness of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's most significant estimates relate to the allowance for uncollectible accounts, provisions for inventory reserves and accrued warranties.

     Fiscal Year -- In fiscal 1995, the Company adopted a 4-4-5 accounting cycle with the fiscal year ending on the Friday closest to December 31. All prior years presented were based on the "calendar" year ended December 31. The Company's 1997 fiscal year end will be on January 2, 1997.

     Reclassifications -- Certain reclassifications have been made to the 1994 and 1995 financial statements to conform with the 1996 presentation.

 3. RELATED PARTY TRANSACTIONS

     Services and Facilities Agreements -- During 1995 and 1994, the Company provided certain support services to and shared certain facilities and equipment with Advanced Bionics Corporation ("ABC"), a Company owned primarily by the individual who is currently the Company's largest single stockholder, Chairman and Chief Executive Officer. Costs charged to ABC were $470,000 and $180,000 for the years ended December 31, 1994 and December 29, 1995. ABC owed the Company $105,000 at December 31, 1994, $15,000 at December 29, 1995 and $90,000 at
December 27, 1996. The amount owed by ABC to the

                                  MINIMED INC.

     YEARS ENDED DECEMBER 31, 1994, DECEMBER 29, 1995 AND DECEMBER 27, 1996

Company at December 27, 1996 relates to equipment sold to ABC without a material gain or loss recognized. The Company has leased certain operating facilities to its current Chairman and Chief Executive Officer under a one-year lease renewable for four additional one year periods. In the event that the Chairman and Chief Executive Officer gives the Company a notice of non-renewal, he is obligated to pay the Company approximately $4,000 per month for improvements made to the facility through the earlier of June 2001 or the date the Company occupies the space. If the Company gives the Chairman and Chief Executive Officer a notice of non-renewal, neither he nor the Company has any further obligation. Rents charged under this agreement were $15,600 and $74,847 for the years ended December 29, 1995 and December 27, 1996, respectively. Rental income related to this lease is recorded in other income.

     Research and Development Costs and Purchase of Technology -- During the first six months of 1994, the Company performed research and development services for an entity owned by its Chairman, Chief Executive Officer, and largest single stockholder. The Company charged this affiliated entity $303,000 in 1994 for these research and development services. On June 22, 1994, the Company issued 200,000 shares of its redeemable, convertible preferred stock to this entity in exchange for certain technologies related to the development of a subcutaneous glucose sensor. As the Company purchased this technology from another entity which is considered an affiliate under rules and regulations of the Securities and Exchange Commission, the accounting basis of the technology transferred by the affiliate has been used to establish the value of the technology transferred as well as the preferred stock issued by the Company. The transferred technology had a $0 basis at the affiliate, as amounts related to the subcutaneous glucose sensor research had been recorded as research and development expense. Therefore, the Company assigned a $0 value to the technology acquired, and to the preferred stock issued, for this technology. These shares of preferred stock, along with all other outstanding shares of preferred stock, were converted to Common Stock in conjunction with the Company's initial public offering.

     On February 18, 1997, the Company's board of directors approved a mutual license and product improvement agreement between Medical Research Group, LLC ("MRG"), an entity controlled by the Company's Chief Executive Officer, and the Company. The final agreement has not yet been entered into. Under the proposed terms of this agreement, the Company will grant MRG a license to utilize certain MiniMed technology in the development of a diabetes treatment and management system (the "system") and will pay MRG royalties on MiniMed's sale of other products that may utilize improvements made by MRG to the MiniMed technology. MRG will grant MiniMed the option to purchase the marketing rights of the system for $30.0 million at the earlier of December 31, 1998 or 90 days after MRG achieves a pre-determined regulatory milestone in the development of the system (subject to extensions of the option period of up to one year under certain circumstances). In the event that MiniMed does not exercise its option to purchase these marketing rights, MRG may, at its option, purchase products and components from MiniMed at pre-determined transfer prices or may manufacture these products and pay royalties to MiniMed on the use of MiniMed's technology in the system.

                                  MINIMED INC.

     YEARS ENDED DECEMBER 31, 1994, DECEMBER 29, 1995 AND DECEMBER 27, 1996

 4. LAND, BUILDING, PROPERTY AND EQUIPMENT -- NET

     Land, building, property and equipment, net consists of the following:

                                                 DECEMBER 29,     DECEMBER 27,   USEFUL LIVES
                                                     1995             1996         (YEARS)
                                                 ------------     ------------   ------------
        Land, buildings and improvements.......  $  6,028,000     $  7,058,000    39 to 40
        Machinery and equipment................     4,987,000        6,682,000     3 to 5
        Tooling and molds......................     2,299,000        2,979,000       3
        Furniture and fixtures.................     1,131,000        1,733,000       7
                                                  -----------      -----------
                                                   14,445,000       18,452,000
        Less accumulated depreciation..........    (3,892,000)      (5,806,000)
                                                  -----------      -----------
        Total..................................  $ 10,553,000     $ 12,646,000
                                                  ===========      ===========

 5. OTHER ASSETS

     Other assets consist of the following:

                    Technology license (Note 7)...............  $277,000
                    Inventory components, non-current
                      (Note 7)................................   300,000
                                                                --------
                                                                $577,000
                                                                ========

 6. NOTES PAYABLE AND LINE OF CREDIT

     A customer advanced the Company $600,000 as part of a supply contract without interest, payable on demand. The loan was repaid during 1996. All other notes payable were retired with proceeds from the Company's initial public offering in July 1995.

     In January 1997, the Company entered into an unsecured line of credit agreement which expires on January 31, 1999. Under terms of this agreement, the Company may borrow up to $10.0 million and is required to pay monthly interest at a rate equal to the 30-day commercial paper rate plus 2.15%. MiniMed is also required to maintain certain cash, net worth and debt conditions under the provisions of this agreement. The Company is currently in compliance with all of these conditions.

 7. COMMITMENTS AND CONTINGENCIES

     Rental expense under operating leases to non-related parties was $143,000, $212,000, and $0 for 1994, 1995, and 1996, respectively.

     On September 11, 1996, the Company filed a lawsuit against another company seeking rescission of a product distribution contract. Subsequent to the filing of this action, the other company has filed a counter-claim seeking compensatory damages of approximately $600 million and punitive damages of $300 million. The Company believes that it has meritorious defenses to the counterclaim asserted by Fimed. The Company intends to prosecute its claim against Fimed and defend against the counterclaim vigorously. Discovery has commenced in the litigation, but the matter has not yet been set for trial.

     On November 1, 1996, the Company entered into a material supply and technology license agreement with a supplier. The Company also issued 10,000 shares of common stock valued at $28.50 per share, the market value of the stock on the date of the agreement, to this supplier in exchange for the technology license. The Company is obligated to purchase component parts valued at $1,125,000 during fiscal 1997. On September 30, 1997, the Company has the option to purchase an additional $1,125,000 in components during

                                  MINIMED INC.

     YEARS ENDED DECEMBER 31, 1994, DECEMBER 29, 1995 AND DECEMBER 27, 1996

fiscal 1998 or discontinue its purchasing activity with this supplier and utilize its technology license to develop a manufacturing operation to produce these components internally. The Company may also discontinue the utilization of these components in all the Company's products at September 30, 1997. In conjunction with the material supply and technology license agreement described above, the Company purchased component parts from this supplier during fiscal 1996 which will not be used in the sale of products in fiscal 1997 based upon planned sales levels derived from historical product demand. Accordingly, the Company has reclassified $300,000 of these component parts as a long-term asset included in other assets (Note 5).

     During the normal course of business, the Company is subject to litigation involving various business matters. Management believes that an adverse outcome of any such known matters would not have a material impact to the Company.

 8. REDEEMABLE, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

     Redeemable, Convertible Preferred Stock -- On June 22, 1994, the Company's Board of Directors authorized the issuance of a series of preferred stock of the Company, designated Series A Preferred Stock, and each share was convertible into one share of the Company's common stock at the option of the holder of the Series A Preferred Stock. The Company issued 1,111,111 shares of Series A Preferred Stock in 1994. All issued and outstanding shares of Series A Preferred Stock were automatically converted to common stock concurrent with the Company's initial public offering in July, 1995. An additional 3,899,999 shares of preferred stock are authorized and unissued as of December 27, 1996. Preferences, rights, and qualifications of the unissued but authorized preferred stock will be determined by the Board of Directors prior to the issuance of any additional shares of preferred stock.

     Treasury Stock -- On June 22, 1994, the Company's Board of Directors approved the repurchase of 75,703 shares of common stock from its Chairman and Chief Executive Officer for $700,000, of which $579,000 was recognized by the Company as treasury stock and $120,000 was recognized as compensation expense.

     Warrants -- In connection with the issuance of Series A Preferred Stock, which was converted to common stock in 1995, the Company issued warrants to purchase 200,000 shares of the Company's common stock at an exercise price of $13.00 per share to the holders of the Series A Preferred Stock. These warrants are exercisable at any time prior to June 22, 1997.

     Stock Options and Purchase Plan -- The Company has granted stock options under its Incentive Stock Plan ("stock option plan"), which provides that options may have a term of up to 10 years and become

                                  MINIMED INC.

     YEARS ENDED DECEMBER 31, 1994, DECEMBER 29, 1995 AND DECEMBER 27, 1996

exercisable and vest in annual increments of up to six years. An additional 524,567 options are available for grant at December 27, 1996. Stock option plan activity is as follows:

                                                                         RANGE OF OPTION
                                                                           PRICES PER
                                                            SHARES            SHARE
                                                           ---------     ---------------
        Outstanding options at January 1, 1994...........    880,850     $ 4.50 - $ 6.00
        Options granted..................................    184,250     $ 6.00 - $ 7.65
        Options canceled.................................    (78,550)
                                                           ---------
        Outstanding options at December 31, 1994.........    986,550
                                                           =========
        Options granted..................................    543,500     $ 7.65 - $12.00
        Options exercised................................    (65,047)    $ 4.50 - $ 7.65
        Options canceled.................................    (38,035)
                                                           ---------
        Outstanding options at December 29, 1995.........  1,426,968
                                                           =========
        Options granted..................................    303,847     $14.75 - $27.00
        Options exercised................................   (203,020)    $ 4.50 - $ 7.65
        Options canceled.................................    (71,649)
                                                           ---------
        Outstanding options at December 27, 1996.........  1,456,146     $ 4.50 - $27.00
                                                           =========

     The following table summarizes information about stock options outstanding at December 27, 1996:

                            NUMBER
                          OUTSTANDING       WEIGHTED AVERAGE      WEIGHTED                                 WEIGHTED
      RANGE OF          AT DECEMBER 27,        REMAINING          AVERAGE       SHARES EXERCISABLE AT      AVERAGE
   EXERCISE PRICES           1996           CONTRACTUAL LIFE   EXERCISE PRICE     DECEMBER 27, 1996     EXERCISE PRICE
---------------------  -----------------    ----------------   --------------   ---------------------   --------------
$4.50................        422,546                4              $ 4.50              310,119              $ 4.50
$5.00 - $7.25........        242,050                5                5.86              119.753                5.80
$7.65................        490,800                6                7.65              110,100                7.65
$8.75 - $27.00.......        300,750                7               14.56               23,350               14.36
                                                    -
                           ---------                               ------              -------              ------
                           1,456,146                5              $ 7.81              563,322              $ 5.80
                           =========                =              ======              =======              ======

     During 1996, the Company's stockholders approved an employee stock purchase plan ("stock purchase plan"). Substantially all of the Company's employees are eligible to participate in the stock purchase plan through regular payroll deductions. Options under the stock purchase plan are granted for an indeterminable number of shares on semi-annual offering dates and are automatically exercised six months from the offering date, subject to employee withdrawal from the stock purchase plan. Options are exercised at the lesser of:
(1) 85% of the fair market value of the common stock on the offering date (beginning of six month period); or (2) 85% of the fair market value of the common stock on the exercise date (end of six month period). Sale of shares issued under the stock purchase is prohibited for one year from the exercise date. Transactions related to the employee stock purchase plan are summarized as follows:

                                                                         WEIGHTED AVERAGE
                                                            SHARES        EXERCISE PRICE
                                                           ---------     ----------------
        Shares available.................................  1,000,000
        Exercised........................................     14,822          $18.38
                                                           ---------
        Shares available at December 27, 1996............    985,178
                                                           =========

     All stock options under the stock option plan are granted at the fair market value of the Company's common stock at the grant date. The weighted average estimated fair value of the stock purchase plan and options granted in 1995 and 1996 was $3,854,544 and $2,089,754, respectively. The Company applies

                                  MINIMED INC.

     YEARS ENDED DECEMBER 31, 1994, DECEMBER 29, 1995 AND DECEMBER 27, 1996

Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plan and stock purchase plan. Accordingly, no compensation cost for the Company's stock option plan and stock purchase plan has been recognized in 1994, 1995 or 1996. Had compensation cost for the Company's stock option plan and stock purchase plan been determined based on the fair value at the grant dates for awards under those plans consistent with FASB Statement No. 123, Accounting for Stock Based Compensation, the Company's net income and earnings per share for the years ended December 29, 1995 and December 27, 1996 would have been reduced to the pro forma amounts indicated below:

                                                                      YEARS ENDED
                                                              ---------------------------
                                                               DECEMBER        DECEMBER
                                                                  29,             27,
                                                                 1995            1996
                                                              -----------     -----------
        Net income:
          As reported.......................................  $ 1,809,000     $ 4,672,000
          Pro forma.........................................    1,157,000       3,812,000
        Net income per common and common equivalent share:
          As reported.......................................  $      0.17     $      0.38
          Pro forma.........................................  $      0.11     $      0.31

     The fair value of options granted under the stock option plan during 1995 and 1996 was determined using the Black-Scholes option pricing model utilizing the following weighted-average assumptions:

                                                                      YEARS ENDED
                                                             -----------------------------
                                                             DECEMBER 29,     DECEMBER 27,
                                                                 1995             1996
                                                             ------------     ------------
        Dividend yield.....................................      0%               0%
        Anticipated volatility.............................     325%             66%
        Risk-free interest rate............................    7.40%            6.09%
        Expected lives.....................................   5 years          5 years

     Pro forma compensation cost of options granted under the employee stock purchase plan is measured based upon the discount from market value.

 9. EMPLOYEE BENEFIT PLAN

     The Company has a defined contribution plan which is available to substantially all full-time employees of the Company. No contributions were made during 1994. Subsequent to December 31, 1994, the Company revised the terms of the Plan. During 1995 and future periods, the Company is obligated to contribute a certain percentage of all employee contributions with limits specified by the Plan. Contributions to the Plan in the years ended December 29, 1995 and December 27, 1996 were $69,000 and $93,000, respectively.

10. INCOME TAXES

     Pretax income (loss) from continuing operations for the three years in the period ended December 27, 1996 was subject to income tax in the following jurisdictions:

                                                                    YEAR ENDED
                                                    ------------------------------------------
                                                    DECEMBER 31,   DECEMBER 29,   DECEMBER 27,
                                                        1994           1995           1996
                                                    ------------   ------------   ------------
        Domestic..................................   $ (962,000)    $2,208,000     $6,756,000
        Foreign...................................       62,000         23,000       (422,000)
                                                      ---------     ----------     ----------
        Pretax income (loss)......................   $ (900,000)    $2,231,000     $6,334,000
                                                      =========     ==========     ==========

                                  MINIMED INC.

     YEARS ENDED DECEMBER 31, 1994, DECEMBER 29, 1995 AND DECEMBER 27, 1996

     Significant components of the provision for income taxes are as follows:

                                                                    YEAR ENDED
                                                    ------------------------------------------
                                                    DECEMBER 31,   DECEMBER 29,   DECEMBER 27,
                                                        1994           1995           1996
                                                    ------------   ------------   ------------
        Current:
          Federal.................................   $       --     $  812,000     $1,613,000
          Foreign.................................           --             --         10,000
          State...................................           --        220,000        453,000
                                                     ----------     ----------     ----------
                                                             --     $1,032,000     $2,076,000
        Effect of nonqualified stock option
          exercises upon income taxes currently
          payable:................................           --        179,000        994,000
        Deferred
          Federal.................................           --       (789,000)    (1,100,000)
          Foreign.................................           --             --             --
          State...................................           --             --       (308,000)
                                                     ----------     ----------     ----------
                                                             --       (789,000)    (1,408,000)
                                                     ----------     ----------     ----------
                                                     $       --     $  422,000     $1,662,000
                                                     ==========     ==========     ==========

     The following table summarizes the changes in the Company's valuation allowance against deferred tax assets:

                                                                      YEAR ENDED
                                                             -----------------------------
                                                             DECEMBER 29,     DECEMBER 27,
                                                                 1995             1996
                                                             ------------     ------------
        Beginning balance................................     $1,629,000       $1,268,000
        Change...........................................       (361,000)        (653,000)
                                                              ----------       ----------
        Ending balance...................................     $1,268,000       $  615,000
                                                              ==========       ==========

     The components of deferred tax assets (liabilities) at December 29, 1995 and December 27, 1996 are as follows:

                                               DECEMBER 29, 1995       DECEMBER 27, 1996
                                             ---------------------   ---------------------
                                              FEDERAL      STATE      FEDERAL      STATE
                                             ----------   --------   ----------   --------
        Deferred tax assets:
          Accrued warranties...............  $1,137,000   $302,000   $1,006,000   $267,000
          Accrued vacation.................     152,000     40,000      174,000     48,000
          Allowance for doubtful
             accounts......................     404,000    108,000      834,000    228,000
          Inventory reserve................     614,000    163,000      792,000    225,000
          Other............................      36,000    (13,000)     128,000     21,000
                                             ----------   --------   ----------   --------
                                              2,343,000    600,000    2,934,000    789,000
        Deferred tax liabilities:
          Depreciation.....................    (700,000)  (186,000)    (633,000)  (173,000)
          Deferred state income taxes......                            (105,000)
                                             ----------   --------   ----------   --------
        Net deferred tax assets............   1,643,000    414,000    2,196,000    616,000
        Valuation allowance................    (854,000)  (414,000)    (307,000)  (308,000)
                                             ----------   --------   ----------   --------
        Total..............................  $  789,000   $      0   $1,889,000   $308,000
                                             ==========   ========   ==========   ========

                                  MINIMED INC.

     YEARS ENDED DECEMBER 31, 1994, DECEMBER 29, 1995 AND DECEMBER 27, 1996

     A reconciliation of the Company's provision for income taxes for 1995 and 1996 to the U.S. Federal Statutory rates is as follows:

                                                                            YEAR ENDED
                                                                   -----------------------------
                                                                   DECEMBER 29,     DECEMBER 27,
                                                                       1995             1996
                                                                   ------------     ------------
  Provision for income taxes at U.S. Statutory rates.............    $716,000        $2,217,000
  State taxes, net of Federal benefit............................     134,000            94,000
  Non-deductible expenses........................................     107,000           112,000
  Utilization of Federal and State operating loss
    carryforwards................................................    (201,000)
  Foreign loss not usable........................................                       148,000
  Difference between actual rate and Federal Statutory rate......                       (63,000)
  Reduction of valuation allowance...............................    (361,000)         (653,000)
  Other..........................................................      27,000          (193,000)
                                                                     --------        ----------
                                                                     $422,000        $1,662,000
                                                                     ========        ==========

11. OPERATIONS BY GEOGRAPHIC AREA

                                                                        YEAR ENDED
                                                        ------------------------------------------
                                                        DECEMBER 31,   DECEMBER 29,   DECEMBER 27,
                                                            1994           1995           1996
                                                        ------------   ------------   ------------
  NET SALES
    North American operations.......................... $ 33,283,000   $ 40,675,000   $ 53,569,000
    European operations................................    2,991,000      4,432,000      5,511,000
                                                        ------------   ------------   ------------
    Consolidated....................................... $ 36,274,000   $ 45,107,000   $ 59,080,000
                                                          ==========     ==========     ==========
  OPERATING INCOME (LOSS)
    North American operations.......................... $   (617,000)  $  1,722,000   $  5,526,000
    European operations................................       22,000       (104,000)      (254,000)
                                                        ------------   ------------   ------------
    Consolidated....................................... $   (595,000)  $  1,618,000   $  5,272,000
                                                          ==========     ==========     ==========
  IDENTIFIABLE ASSETS AT END OF PERIOD
    North American operations.......................... $ 22,954,000   $ 50,443,000   $ 56,026,000
    European operations................................    1,556,000      2,086,000      3,477,000
                                                        ------------   ------------   ------------
    Consolidated....................................... $ 24,510,000   $ 52,529,000   $ 59,503,000
                                                          ==========     ==========     ==========

ITEM 9. CHANGES WITH AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to Directors and Executive Officers of the Company is incorporated by reference to the Company's definitive Proxy Statement for its annual meeting of shareholders to be filed not later than 120 days after December 27, 1996 with the Securities and Exchange Commission (the "1997 Proxy"). Certain information relating to Executive Officers of the Company appears in Part I of this Form 10-K and is incorporated in Part III by this reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information with respect to this item is incorporated by reference to the Company's 1997 Proxy.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to this item is incorporated by reference to the Company's 1997 Proxy.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to this item is incorporated by reference to the Company's 1997 Proxy.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements

     See index to financial statements under Item 8, on page 34 for a list of all financial statements filed as part of this report.

     2. Financial statement schedules

     The following financial statement schedules are filed as a part of this Annual Report on Form 10-K:

     Schedule VII -- Valuation and Qualifying Accounts

     All other schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

     3. Exhibits required to be filed by Item 601 of Regulation S-K

     The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

         2.1 Assignment and Assumption Agreement dated as of May 22, 1992 by and among Alfred E. Mann, Siemens-MiniMed Inc., Siemens Corporation, AEM MiniMed Corp., MiniMed Technologies Limited and Pacesetter Infusion, Inc. (included as Exhibit 2.1 to the Company's Registration Statement on Form S-1 (file no. 33-92710) which is incorporated herein by reference).

         2.2 Asset Acquisition Agreement dated March 18, 1993 by and between MiniMed Technologies Limited and MiniMed Inc. (included as
                 Exhibit 2.2 to the Company's Registration Statement on Form S-1 (file no. 33-92710) which is incorporated herein by reference).

         3.1 Form of Restated Certificate of Incorporation of MiniMed Inc. (included as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (file no. 33-92710) which is incorporated herein by reference).

         3.2 Bylaws of MiniMed Inc. (included as Exhibit 3.2 to the Company's Registration Statement on Form S-1 (file no. 33-92710) which is incorporated herein by reference).

         3.3 Amendment to Bylaws of MiniMed Inc. (included as Exhibit 3.3 to the Company's 1996 Annual Report on Form 10-K which is incorporated herein by reference).

         3.4 Form of Stockholder Rights Agreement (included as Exhibit 3.4 to the Company's Registration Statement on Form S-1 (file no. 33-92710) which is incorporated herein by reference).

         3.5 Certificate of Designation with respect to Series B Preferred Stock (included as Exhibit 3.5 to the Company's Registration Statement on Form S-1 (file no. 33-92710) which is incorporated herein by reference.)

         4.1 Specimen certificate of Common Stock (included as Exhibit 4.1 to the Company's Registration Statement on Form S-1 (file no. 33-92710) which is incorporated herein by reference).

        10.1 General Principles of Cooperation dated as of December 17, 1992 by and between Novo Nordisk A/S and MiniMed Inc. (included as
                 Exhibit 10.9 to the Company's Registration Statement on Form S-1 (file no. 33-92710) which is incorporated herein by reference).

        10.2 Term Sheet dated December 16, 1993 by and between Novo Nordisk A/S and MiniMed Inc. (included as Exhibit 10.10 to the Company's Registration Statement on Form S-1 (file no. 33-92710) which is incorporated herein by reference).

        10.3 Form of Class A Stock Purchase Warrant Expiring June 21, 1997 dated June 22, 1994 by and among MiniMed Inc. and Galen Partners II, L.P., Galen Partners International II, L.P. and Galen Employee Fund (included as Exhibit 10.14 to the Company's Registration Statement on Form S-1 (file no. 33-92710) which is incorporated herein by reference).

        10.4 MiniMed Technologies Limited Amended and Restated 1992 Option Plan (included as Exhibit 10.17 to the Company's Registration Statement on Form S-1 (file no. 33-92710) which is incorporated herein by reference).

        10.5 MiniMed Inc. 1992 Stock Incentive Plan -- Form of Option (included as Exhibit 4.4 to the Company's Registration Statement on Form S-8 (file no. 33-95630) which is incorporated herein by reference).

        10.6 MiniMed Inc. Option Agreement -- Assumption of MiniMed Technologies Limited Options (included as Exhibit 10.18 to the Company's Registration Statement on Form S-1 (file no. 33-92710) which is incorporated herein by reference).

        10.7 MiniMed Inc. Second Amended and Restated 1994 Stock Incentive Plan (included as Exhibit 10.16 to the Company's 1996 Annual Report on Form 10-K which is incorporated herein by reference).

        10.8 MiniMed Inc. 1994 Stock Incentive Plan -- Form of Option (included as Exhibit 10.20 to the Company's Registration Statement on Form S-1 (file no. 33-92710) which is incorporated herein by reference).

        10.9 License Agreement dated February 13, 1980, as amended December 10, 1990, by and between Applied Physics Laboratory of the Johns Hopkins University, Pacesetter Infusion, Ltd. and MiniMed Technologies Limited (included as Exhibit 10.24 to the Company's Registration Statement on Form S-1 (file no. 33-92710) which is incorporated herein by reference). (Certain redacted information in this Agreement has received confidential treatment.)

        10.10 License Agreement dated as of October 1, 1993 by and between MiniMed Inc. and Wilson Greatbatch Ltd. (included as Exhibit
                  10.25 to the Company's Registration Statement on Form S-1 (file no. 33-92710) which is incorporated herein by reference).

        10.11 Supply Agreement dated as of October 1, 1993 by and between MiniMed Inc. and Wilson Greatbatch Ltd. (included as Exhibit
                  10.26 to the Company's Registration Statement on Form S-1 (file no. 33-92710) which is incorporated herein by reference).

        10.12 Amendment to Supply Agreement and License Agreement dated as of November 1, 1996 by and between MiniMed Inc. and Wilson Greatbatch Ltd.

        10.13 Form of Indemnity Agreement between MiniMed Inc. and each of its officers and directors (included as Exhibit 10.27 to the Company's Registration Statement on Form S-1 (file no. 33-92710) which is incorporated herein by reference).

        10.14 MiniMed Inc. Non-Employee Director Deferred Stock Units Plan (included as Exhibit 10.14 to the Company's 1996 Annual Report on Form 10-K which is incorporated herein by reference).

        10.15     MiniMed Inc. Employee Stock Purchase Plan (included as Exhibit
                  10.15 to the Company's 1996 Annual Report on Form 10-K which is incorporated herein by reference).

        10.16 WCMA Note and Loan Agreement dated as of January 21, 1997 by and between MiniMed Inc. and Merrill Lynch Business Financial Services Inc.

        10.17 Lease dated as of August 1, 1995, as amended by Amendment thereto dated as of July 1, 1996, by and between MiniMed Inc. and Alfred E. Mann.

        11.1 Statement relative to computation of per share earnings of the Company.

        21.1      Subsidiaries of the Company.

        23.1      Consent of Deloitte & Touche LLP.

     (b) 1. Reports on Form 8-K

        None were filed during the fourth quarter of 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, MiniMed Inc. has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on March 25, 1997.

                                          MINIMED INC.

Date: March 25, 1997                      By: /s/ ALFRED E. MANN
                                            ------------------------------------
                                            Alfred E. Mann
                                            Chairman of the Board and Chief
                                            Executive Officer (Principal
                                            Executive Officer)

Date: March 25, 1997                      By: /s/ KEVIN R. SAYER
                                            ------------------------------------
                                            Kevin R. Sayer
                                            Senior Vice President, Finance
                                            and Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 25, 1997.

SIGNATURE                                        TITLE                          DATE
-----------------------------------------------  ---------------------------    ---------------
/s/ ALFRED E. MANN                               Director, Chairman of the      March 25, 1997
-----------------------------------------------  Board and Chief Executive
Alfred E. Mann                                   Officer (Principal
                                                 Executive Officer)

/s/ KEVIN R. SAYER                               Senior Vice President,         March 25, 1997
-----------------------------------------------  Finance and Chief Financial
Kevin R. Sayer                                   Officer (Principal
                                                 Financial and Accounting
                                                 Officer)

/s/ DAVID CHERNOF, M.D.                          Director                       March 25, 1997
-----------------------------------------------
David Chernof, M.D.

/s/ WILLIAM R. GRANT                             Director                       March 25, 1997
-----------------------------------------------
William R. Grant

/s/ DAVID MACCALLUM                              Director                       March 25, 1997
-----------------------------------------------
David MacCallum

/s/ THOMAS R. TESTMAN                            Director                       March 25, 1997
-----------------------------------------------
Thomas R. Testman

/s/ JOHN C. VILLFORTH                            Director                       March 25, 1997
-----------------------------------------------
John C. Villforth

                                  MINIMED INC.

               VALUATION AND QUALIFYING ACCOUNTS -- SCHEDULE VII

           COLUMN A --             COLUMN B --         COLUMN C -- ADDITIONS         COLUMN D--   COLUMN E--
                                                 ---------------------------------
                                   BALANCE AT          (1)            CHARGED TO        (2)        BALANCE
                                    BEGINNING    CHARGED TO COSTS       OTHER                       AT END
           DESCRIPTION              OF PERIOD      AND EXPENSES        ACCOUNTS      DEDUCTIONS   OF PERIOD
---------------------------------  -----------   ----------------   --------------   ----------   ----------
Allowance for doubtful accounts:
     1994........................    1,149,000       1,168,000                       (961,000)    1,356,000
     1995........................    1,356,000         391,000                       (420,000)    1,327,000
     1996........................    1,327,000       1,750,000                       (502,000)    2,575,000
Accrued warranties:
     1994........................    2,334,000         549,000                                    2,883,000
     1995........................    2,883,000         360,000                                    3,243,000
     1996........................    3,243,000                                       (370,000)    2,873,000

---------------

(1) The allowance for doubtful accounts represents charges to bad debt expense for the year.

(2) The allowance for doubtful accounts represents reductions of revenues for pricing adjustments, return estimates and bad debts. The accrued warranties reductions represent present lower warranty rates experienced in 1996.