Form 10-Q
period 1997-03-28
MINIMED INC
filed 1997-05-12
CIK 945801

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

                                   -----------

     (Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 28, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____to______

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            TITLE OF EACH CLASS                 OUTSTANDING AT MAY 6, 1997
            -------------------                 --------------------------
        Common Stock, $.01 par value                    12,716,336

================================================================================

                                      INDEX

                                  MINIMED INC.

                                                                                                          PAGE
                                                                                                         NUMBER
                                                                                                         ------
PART I.               FINANCIAL INFORMATION
Item 1.               Consolidated Financial Statements and Notes (Unaudited)                              3

                      Consolidated Balance Sheets--December 27, 1996 and March 28, 1997                    3

                      Consolidated Statements of Operations--Three months ended March 29, 1996 and
                      March 28, 1997                                                                       4

                      Consolidated Statements of Cash Flows--Three months ended March 29, 1996 and
                      March 28, 1997                                                                       5

                      Notes to Consolidated Financial Statements                                           6

Item 2.               Management's Discussion and Analysis of Financial Condition and Results of
                      Operations                                                                           8

PART II.              OTHER INFORMATION

Item 6.               Exhibits and Reports on Form 8-K                                                     12

SIGNATURE                                                                                                  13

INDEX TO EXHIBITS                                                                                          14

                         PART I. FINANCIAL INFORMATION

               ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

                                  MINIMED INC.
                           CONSOLIDATED BALANCE SHEETS
                      DECEMBER 27, 1996 AND MARCH 28, 1997


                                   ASSETS

                                                                            1996               1997
                                                                        ------------       ------------
                                                                                            (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents .....................................       $ 10,286,000       $ 18,824,000
   Short-term investments .......................................          9,517,000            252,000
   Accounts receivable, net of allowance for doubtful accounts of
     $2,575,000 and $2,905,000 at December 27, 1996 and March 28,
     1997, respectively .........................................         15,617,000         14,191,000
  Receivable due from related entities ..........................             90,000             88,000
  Inventories ...................................................          6,725,000          7,815,000
  Deferred income taxes .........................................          3,003,000          3,156,000
  Prepaid expenses and other current assets .....................          1,042,000            998,000
                                                                        ------------       ------------
              Total current assets ..............................         46,280,000         45,324,000
OTHER ASSETS ....................................................            577,000            680,000
LAND, BUILDINGS, PROPERTY AND EQUIPMENT - Net ...................         12,646,000         13,092,000
                                                                        ------------       ------------
TOTAL ...........................................................       $ 59,503,000       $ 59,096,000
                                                                        ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable ..............................................       $  1,642,000       $  2,021,000
  Accrued salaries and related benefits .........................          2,065,000          1,666,000
  Accrued sales commissions .....................................          1,568,000            293,000
  Accrued warranties ............................................          2,873,000          2,910,000
  Income taxes payable ..........................................            463,000            657,000
  Other accrued expenses ........................................            460,000            263,000
                                                                        ------------       ------------
             Total current liabilities ..........................          9,071,000          7,810,000
                                                                        ------------       ------------
Deferred Tax Liabilities ........................................            806,000            806,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, par value $01; 20,000,000 shares authorized;
    11,636,175 and 11,643,155 shares issued and outstanding as
    of December 27, 1996 and  March 28, 1997, respectively ......            116,000            116,000
   Additional capital ...........................................         46,502,000         46,502,000
   Translation ..................................................                 --           (244,000)
   Retained Earnings ............................................          3,008,000          4,106,000
                                                                        ------------       ------------
              Total stockholders' equity ........................         49,626,000         50,480,000
                                                                        ------------       ------------
TOTAL ...........................................................       $ 59,503,000       $ 59,096,000
                                                                        ============       ============

                                See notes to consolidated financial statements

                                  MINIMED INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE MONTHS ENDED MARCH 29, 1996 AND THREE MONTHS ENDED
                                 MARCH 28, 1997


                                                        1996               1997
                                                     -----------       -----------
                                                             (Unaudited)
NET SALES ....................................       $12,209,000       $15,265,000
COST OF SALES ................................         4,312,000         5,084,000
                                                     -----------       -----------
GROSS PROFIT .................................         7,897,000        10,181,000
                                                     -----------       -----------
OPERATING EXPENSES:
  Selling, general and administrative ........         5,324,000         6,564,000
  Research and development ...................         1,822,000         2,005,000
                                                     -----------       -----------
            Total operating expenses .........         7,146,000         8,569,000
                                                     -----------       -----------
OPERATING INCOME .............................           751,000         1,612,000
OTHER INCOME, Including interest income ......           196,000           152,000
                                                     -----------       -----------
INCOME  BEFORE INCOME TAXES ..................           947,000         1,764,000
PROVISION FOR INCOME TAXES ...................           320,000           666,000
                                                     -----------       -----------
NET INCOME ...................................       $   627,000       $ 1,098,000
                                                     ===========       ===========
NET INCOME  PER SHARE ........................       $      0.05       $      0.09
                                                     ===========       ===========
WEIGHTED AVERAGE  COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING ........................        12,100,000        12,389,000
                                                     ===========       ===========



                 See notes to consolidated financial statement.

                                  MINIMED INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS THREE
        MONTHS ENDED MARCH 29, 1996 AND THREE MONTHS ENDED MARCH 28, 1997

                                                        1996                1997
                                                    ------------        ------------
                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ..................................       $    627,000        $  1,098,000
Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities:
  Depreciation ..............................            444,000             559,000
  Deferred income taxes .....................                ---            (153,000)
  Changes in operating assets and
    liabilities:
    Accounts receivable, net ................            647,000           1,426,000
    Receivable due from related entities ....                ---               2,000
    Inventories .............................           (998,000)         (1,090,000)
    Prepaid expenses and other current assets           (126,000)             44,000
    Other assets ............................                ---            (103,000)
    Accounts payable ........................           (720,000)            379,000
    Accrued expenses ........................           (631,000)         (1,640,000)
                                                    ------------        ------------
    Net cash provided by (used in) operating
       activities ...........................           (757,000)            522,000
                                                    ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES -
    Short-term investments ..................            260,000           9,265,000
    Purchase of land, buildings, property
       and equipment ........................         (1,046,000)         (1,005,000)
                                                    ------------        ------------
    Net cash provided by (used in) investing
       activities ...........................           (786,000)          8,260,000
                                                    ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES -
    Proceeds from stock option exercises ....            659,000                 ---
                                                    ------------        ------------
      Net cash provided by financing
        activities ..........................            659,000                 ---
                                                    ------------        ------------

    Effect of foreign exchange rates on cash                 ---            (244,000)

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS ..............................           (884,000)          8,538,000
CASH AND CASH EQUIVALENTS, BEGINNING OF
   PERIOD ...................................         14,762,000          10,286,000
                                                    ------------        ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD
                                                    $ 13,878,000        $ 18,824,000
                                                    ============        ============

SUPPLEMENTAL CASH FLOW INFORMATION
 Cash paid during the period for:
 Income taxes ...............................       $    705,000        $    650,000




SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITY - The Company has recognized a reduction in income taxes payable of $320,000 during the three months ended March 29, 1996 related to the exercise of nonqualified stock options.

                 See notes to consolidated financial statements.

                                  MINIMED INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     THREE MONTHS ENDED MARCH 29, 1996 AND THREE MONTHS ENDED MARCH 28, 1997

NOTE 1.  BASIS OF PRESENTATION

         The accompanying unaudited financial statements of MiniMed Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements included in the Annual Report of MiniMed Inc. (the Company) filed on Form 10-K with the Securities and Exchange Commission for the year ended December 27, 1996. The results of operations for the three months ended March 28, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 1998.

NOTE 2.  INCOME TAXES

         Net income and earnings per share for the three months ended March 29, 1996 and March 28, 1997 reflect income taxes which have been recorded at the Company's estimated effective tax rate for the year. This estimated income tax rate has been determined by giving consideration to the pretax earnings and losses applicable to foreign and domestic tax jurisdictions and the estimated reduction of valuation allowances which offset deferred tax assets of the Company under the provisions of FASB Statement No. 109, "Accounting for Income Taxes".

NOTE 3. WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES
        OUTSTANDING

         Earnings per common and common equivalent share for the three months ended March 29, 1996 and March 28, 1997, were computed by dividing net income by weighted average common and common equivalent shares outstanding during the periods presented, computed in accordance with the treasury stock method.

NOTE 4.  CONSOLIDATED BALANCE SHEET COMPONENTS

Certain balance sheet components are as follows:

                                                               December 27,         March 28,
                                                                   1996                1997
                                                               ------------        ------------
                                                                                    (Unaudited)
Inventories:
  Raw materials ........................................       $  3,465,000        $  4,057,000
  Work-in-progress .....................................          1,117,000           1,060,000
  Finished Goods .......................................          2,143,000           2,698,000
                                                               ------------        ------------
                                                               $  6,725,000        $  7,815,000
                                                               ============        ============

Property, plant and equipment:
  Land, buildings and improvements .....................       $  7,058,000        $  7,243,000
  Machinery and equipment ..............................          6,682,000           6,762,000
  Tooling and molds ....................................          2,979,000           3,072,000
  Furniture and fixtures ...............................          1,733,000           1,888,000
                                                               ------------        ------------
                                                                 18,452,000          18,965,000
Less accumulated depreciation ..........................         (5,806,000)         (5,873,000)
                                                               ============        ============
Total...................................................        $12,646,000        $ 13,092,000
                                                               ============        ============

                                  MINIMED INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
    THREE MONTHS ENDED MARCH 29, 1996 AND THREE MONTHS ENDED MARCH 28, 1997


NOTE 5.  CONTINGENCIES

         On September 11, 1996, the Company filed a lawsuit against Fimed, Inc. ("Fimed") in Los Angeles County Superior Court seeking declaratory relief and rescission of a product distribution contract. Fimed was appointed the Company's exclusive authorized distributor of certain products to customers using third party consumer financing. The Company is claiming that it is entitled to such relief because it was fraudulently induced by Fimed to enter into the agreement. Subsequent to the filing of this action, Fimed has filed a counterclaim seeking compensatory damages of approximately $600 million and punitive damages of $300 million. No significant amount of the Company's products has even been sold using third-party consumer financing, and Fimed never made any sales under the agreement. The Company believes that it has meritorious defenses to the counterclaim asserted by Fimed. The Company intends to prosecute its claim against Fimed and defend against the counterclaim vigorously. Discovery has commenced in the litigation, but the matter has not yet been set for trial.

         During the normal course of business, the Company may be subject to litigation involving various business matters. Management believes that an adverse outcome of any such known matters would not have a material impact to the Company.

NOTE 6.  SUBSEQUENT EVENT

         The Company completed a public equity offering during April 1997 which generated net proceeds of $22.7 million. In connection with this offering, outstanding warrants were exercised to provide the Company with an additional $1.9 million. Warrants to purchase an additional 50,000 shares of common stock at an exercise price of $13 per share expire on June 22, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS GENERAL

         The Company has focused its efforts on three product lines: external pumps and related disposables, implantable insulin pumps and a subcutaneous glucose monitoring system. There have been no sales of the glucose monitoring system to date and sales activity of the implantable insulin pump is in an early stage, primarily in Europe, where the product is approved for commercial distribution. While the Company's historical efforts have focused on the application of these product lines in the treatment of diabetes, the Company is increasing its research and development and marketing activities to apply its technologies to the treatment of other medical conditions.

RESULTS OF OPERATIONS

         The following table sets forth for the three months ended March 28, 1997 and the three months ended March 29, 1996 the percentage relationship to net sales of certain items in the Company's consolidated statements of operations and the percentage changes in the dollar amounts of such items on a comparative basis.

                                                         PERCENTAGE OF NET SALES
                                               -------------------------------------------
                                                  THREE           THREE
                                               MONTHS ENDED    MONTHS ENDED
                                                 MARCH 28,        MARCH 29,     % INCREASE
                                                   1997            1996         (DECREASE)
                                                 --------        --------        -------
Net sales                                         100.0%          100.0%           25.0%
Cost of sales                                      33.3            35.3            17.9
                                                  -----           -----           -----
Gross profit                                       66.7            64.7            28.9
Operating expenses
       Selling, general and
         administrative                            43.0            43.6            23.3
       Research and development                    13.1            14.9            10.0
                                                  -----           -----           -----
           Total operating expenses                56.1            58.5            19.9
                                                  -----           -----           -----
Operating income                                   10.6%            6.2%          114.6%
                                                  =====           =====           =====



         The following table sets forth domestic and international net sales, gross profits and research and development expenditures related to the Company's three primary product lines for the three months ended March 28, 1997 and for the three months ended March 29, 1996.

                                              ----------------------------- -----------------------------
                                                  DOLLARS IN THOUSANDS               % OF NET SALES
                                              ----------------------------- -----------------------------
                                               THREE MONTHS   THREE MONTHS     THREE MONTHS   THREE MONTHS
                                               ENDED MARCH     ENDED MARCH      ENDED MARCH   ENDED MARCH
                                                 28, 1997        29, 1996        28, 1997       29, 1996
                                                 --------        --------        --------       --------
DOMESTIC AND INTERNATIONAL NET SALES
  External pumps and  related  disposables
    Domestic                                     $ 13,506        $  9,922           88.5%         81.3%
    International                                   1,556           1,957           10.2          16.0
                                                 --------        --------          -----         -----
      Subtotal                                   $ 15,062        $ 11,879           98.7          97.3
  Implantable Pumps                                   203             330            1.3           2.7
                                                 --------        --------          -----         -----
Net Sales                                        $ 15,265        $ 12,209          100.0%        100.0%
                                                 ========        ========          =====         =====

GROSS PROFITS
External pumps and related disposables           $ 10,538        $  8,028           69.0%         65.7%
Implantable pumps                                    (357)           (131)          (2.3)         (1.0)
                                                 --------        --------          -----         -----
     Total                                       $ 10,181        $  7,897           66.7%         64.7%
                                                 ========        ========          =====         =====

RESEARCH AND DEVELOPMENT  EXPENSES
External pumps and related disposables           $    538        $    802            3.5%          6.6%
Implantable pumps and other applications              590             528            3.9           4.3
Glucose sensor                                        877             492            5.7           4.0
                                                 --------        --------          -----         -----
     Total                                       $  2,005        $  1,822           13.1%         14.9%
                                                 ========        ========          =====         =====

THREE MONTHS ENDED MARCH 28, 1997 AND MARCH 29, 1996

         Net Sales--Net sales increased 25.0% during the three months ended March 28, 1997 over the three months ended March 29, 1996 to $15,265,000 from $12,209,000. This increase is principally the result of an increase of 26.8%, or $3,183,000, in the sales volume of external pumps and related disposables. Domestic sales of these products grew 36.1% or $3,584,000 from the first quarter of 1996 to the first quarter of 1997, while international sales decreased 20.5% or $401,000. The domestic net sales increase was primarily the result of increased volume of external pumps and related disposables, with external pump sales growing at an increasingly faster rate than disposable sales. With the introduction of the Company's new model 507 insulin pump in June 1996, domestic average sales prices on external pumps increased from 1996 to 1997, while the related disposable products experienced relative price stability.

         International sales of external pumps and related disposables for the first quarter of 1996 include the sale of external pumps to Novo Nordisk, which previously manufactured an external insulin pump and related disposables which were sold in Europe for treatment of diabetes. Under an agreement with the Company entered into in late 1993, the external insulin pumps that Novo Nordisk previously manufactured and sold were replaced with the Company's external insulin pumps. Sales of external pumps to Novo Nordisk represented 46.0% of international sales of external pumps and related disposables during the three months ended March 29, 1996. Excluding the non-recurring 1996 sales to Novo Nordisk, international net sales of external pumps and related disposables for the first quarter of 1997 increased by 47.3% over the 1996 first quarter and worldwide net sales increased 35.0% over the 1996 first quarter sales. The Company completed its obligations under the contract with Novo Nordisk during the quarter ended June 28, 1996.

         Sales of implantable pumps decreased by $127,000, or 38.5% during the three months ended March 28, 1997 over the three months ended March 29, 1996. Due to problems encountered with the special insulin formulation manufactured by Hoechst AG, a German company ("Hoechst") and used in the implantable pump, such sales were limited during the three months ended March 28, 1997. Although the Company received certification under the applicable directives issued by the EU and received the CE Mark in March 1995 for the implantable pump (permitting commercial sale throughout the EU), separate approval from the EU is required for commercial sale of the insulin, and this approval is not expected until later in 1997 at the earliest. No assurance can be given that such approval will be received. Future sales of the Company's implantable insulin pumps may be adversely affected by the availability of the special insulin utilized in the implantable pump as well as the ability to receive regulatory approval for the insulin, seasonality, and overall market acceptance of this product line.

         The Company and Hoechst are continuing to work towards commercial distribution of a stable, highly concentrated insulin for use in the Company's implantable pump. No assurance can be given as to the potential for success of these efforts. The Company has submitted to the FDA certain portions of its regulatory filing prior to the completion of testing of the stabilized insulin. There is no assurance that the FDA will accept or act upon the final NDA/PMA submission. If the insulin efforts are not successful or if the insulin is not approved, the business, results of operations or prospects for the Company could be materially adversely effected. Additionally, under a supply agreement, the Company has a financial obligation to purchase special component parts for this product line. The Company purchased $262,500 of these components in the quarter ended March 28, 1997 and is obligated to purchase $612,500 additional components through December 31, 1997. These components are included in the Company's inventory balances and other long-term assets. The Company may elect to extend this supply agreement through purchasing an additional $875,000 of these components in 1998.

         Cost of Sales and Operating Expenses--Cost of sales increased 17.9% during the three months ended March 28, 1997 over the three months ended March 29, 1996 to $5,084,000 from $4,312,000. As a percentage of net sales, cost of sales in 1997 decreased to 33.3% from 35.3% in 1996. Increased sales volume enabled the Company to spread its fixed manufacturing costs over a larger sales base and to achieve certain economies of scale. The Company has continued to implement manufacturing efficiency programs which have had a positive effect upon labor, overhead and materials costs. Additionally, the Company achieved lower product costs for certain disposable products by bringing their manufacturing process in-house during the second half of 1996.

         Gross margins on the primary product line increased to 69.0% of sales during the 1997 first quarter, compared to 65.7% for this product line during the 1996 first quarter. The Company's gross profits have been adversely impacted by the implantable pump product line during the three months ended March 28, 1997 due to continued limited sales prior to full commercial release which has inhibited the Company's ability to realize manufacturing efficiencies on this product line. The Company expects this trend to continue for the foreseeable future.

         Selling, general and administrative expenses increased 23.3% during the three months ended March 28, 1997 over the three months ended March 29, 1996 to $6,564,000 from $5,324,000. As a percentage of net sales, these expenses decreased to 43.0% during the three months ended March 28, 1997 from 43.6% during the three months ended March 29, 1996. Selling and marketing expenses increased primarily due to increased sales volume, which leads to increases in sales commissions and other variable costs related to the field sales organization. Other significant increases in selling and marketing expenses related to a significant expansion of the Company's domestic sales force and administrative support staff to enhance its selling, marketing and education efforts. General and administrative expenses also increased during the three months ended March 28, 1997 over the three months ended March 29, 1996 due to costs associated with staff increases necessary to support the Company's increased business activities.

         Research and development expenses increased 10.0% during the three months ended March 28, 1997 over the three months ended March 29, 1996 to $2,005,000 from $1,822,000. As a percentage of sales, research and development expenses decreased to 13.1% during the three months ended March 28, 1997 from 14.9% during the similar period in 1996. The 1997 first quarter increase in research and development costs resulted from greater resources directed to the subcutaneous glucose sensor system as regulatory filings and clinical trials are scheduled to occur throughout 1997. Expenses related to the implantable insulin pump product line decreased during the three months ended March 28, 1997 compared to the similar period in 1996, as the Company awaits approval of the special insulin required for this product. Expenses related to the external insulin pump and related disposables product line decreased during the first quarter of 1997 compared to the similar period in 1996, as the Company directed greater resources to the design and introduction of its next generation external insulin pump, which was commercially introduced in June1996. The Company anticipates that research and development expenditures for future periods will include amounts expended for the further development of the Company's existing technologies for use in other medical conditions.

         Other--Other income during the three months ended March 28, 1997 and during the three months ended March 29, 1996 consists primarily of interest income generated from the Company's cash, cash equivalents, and short-term investment balances.

         The Company's effective tax rate during the three months ended March 28, 1997 and March 29, 1996 has been computed giving consideration to the pretax earnings and losses applicable to the Company's foreign and domestic tax jurisdictions and a continual decrease in the Company's valuation allowance against net deferred tax assets due to improved operating results. The Company anticipates that future income tax rates for financial statement purposes will be lower than statutory state and federal income tax rates, as future income tax payments will be offset through the recognition of deferred income tax assets related to differences between financial reporting and income tax reporting accounting requirements. The Company has not incurred any material foreign income tax expense to date. Inflation has not significantly impacted the Company's results of operations for the past two years.


LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended March 28, 1997, the Company had cash flow provided by operations of $522,000 compared to cash flow used in operations of $757,000 in the comparable period in 1996. Cash provided by operations increased primarily due to increased collections of accounts receivable during the first quarter of 1997. The Company's capital expenditures of $1,005,000 during the three months ended March 28, 1997 were consistent with the $1,046,000 spent during the comparable period in 1996. Capital expenditures by the Company during the three months ended March 28, 1997 related primarily to continued building improvement, manufacturing expansion, research and development engineering equipment and information systems requirements. The Company anticipates that future capital expenditures will continue to increase, as additional facilities improvements are mandatory under local regulations and additional equipment and improvements will be required for the manufacture, development and improvement of the Company's current products and anticipated new product offerings over the next three years.

         The Company completed a public equity offering during April 1997 which generated net proceeds to the Company of $22.7 million. In connection with this offering, outstanding warrants were exercised which provided the Company with an additional $1.9 million. Warrants to purchase an additional 50,000 shares of common stock at an exercise price of $13.00 per share expire on June 22, 1997. There were no significant equity transactions during 1996. On January 21, 1997, the Company entered into an unsecured line of credit agreement which enables MiniMed to borrow up to $10.0 million through January 31, 1999. The line of credit, if used, bears interest at an adjustable rate equal to the 30-day commercial paper rate plus 2.15% (7.89% as of March 28, 1997). The Company is also required to maintain certain cash, net worth and debt conditions under the provisions of this agreement. The Company is currently in compliance with all of these conditions. The Company also is involved in certain litigation, the financial impact of which is uncertain. See "Notes to Consolidated Financial Statements" and "Legal Proceedings" herein.

                           PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit No.              Exhibit
-----------              -------------------------------------------------------

11.1                     Calculation of earnings per share



(b)   Reports on Form 8-K

                                    SIGNATURE

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                            MiniMed Inc.



Date: May 12, 1997                          /s/ Kevin R. Sayer
                                            _______________________________
                                            Kevin R. Sayer
                                            Senior Vice President, Finance &
                                            Chief Financial Officer

                                INDEX TO EXHIBITS


       Exhibit No.          Description                                            Page No.
       -----------          -----------                                            --------
           11.1             Calculation of earnings per share.                        15