Form 10-Q
period 1997-06-27
MINIMED INC
filed 1997-08-11
CIK 945801

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

                  For the quarterly period ended June 27, 1997

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

                    12744 SAN FERNANDO ROAD, SYLMAR, CA 91342
               (Address of Principal Executive Offices) (Zip Code)
       Registrant's Telephone Number, Including Area Code: (818) 362-5958

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

     TITLE OF EACH CLASS                           OUTSTANDING AT AUGUST 1, 1997
     -------------------                           -----------------------------
 Common Stock, $.01 par value                                12,797,058

================================================================================

                                      INDEX

                                  MINIMED INC.



                                                                                                          PAGE
                                                                                                         NUMBER
                                                                                                         ------
PART I.               FINANCIAL INFORMATION
Item 1.               Consolidated Financial Statements and Notes (Unaudited)                               3

                      Consolidated Balance Sheets -- December 27, 1996 and June 27, 1997                    3

                      Consolidated Statements of Income -- Three months and six months ended June
                      28, 1996 and June 27, 1997                                                            4

                      Consolidated Statements of Cash Flows -- Six months ended June 28, 1996 and
                      June 27, 1997                                                                         5

                      Notes to Consolidated Financial Statements                                            6

Item 2.               Management's Discussion and Analysis of Financial Condition and Results of
                      Operations                                                                            8

Item 3.               Quantitative and Qualitative Disclosures About Market Risk                           11

PART II.              OTHER INFORMATION                                                                    12

Item 1.               Legal Proceedings                                                                    12

Item 2.               Changes in Securities                                                                12

Item 3.               Defaults Upon Senior Securities                                                      12

Item 4.               Submission of Matters to a Vote of Security Holders                                  12

Item 5.               Other Information                                                                    12

Item 6.               Exhibits and Reports on Form 8-K                                                     13

SIGNATURE                                                                                                  14

INDEX TO EXHIBITS                                                                                          15

                          PART I. FINANCIAL INFORMATION

               ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

                                  MINIMED INC.
                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 27, 1996 AND JUNE 27, 1997


                                     ASSETS
                                                                        1996              1997
                                                                    ------------      ------------
                                                                                      (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents ..................................      $ 10,286,000      $ 25,431,000
  Short-term investments .....................................         9,517,000        12,156,000
   Accounts receivable, net of allowance for doubtful
   accounts of $2,575,000 and $3,344,000 at December 27, 1996
   and June 27, 1997, respectively ...........................        15,617,000        14,683,000
  Receivable due from affiliated entity ......................            90,000            90,000
  Inventories ................................................         6,725,000         8,488,000
  Deferred income taxes ......................................         3,003,000         3,658,000
                                                                                      ............
  Prepaid expenses and other current assets ..................         1,042,000         1,019,000
                                                                    ------------      ------------
              Total current assets ...........................        46,280,000        65,525,000
OTHER ASSETS .................................................           577,000         3,223,000
LONG-TERM INVESTMENTS ........................................              --           3,035,000
LAND, BUILDINGS, PROPERTY AND EQUIPMENT - Net ................        12,646,000        13,575,000
                                                                    ------------      ------------
TOTAL ........................................................      $ 59,503,000      $ 85,358,000
                                                                    ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable ...........................................      $  1,642,000      $  1,442,000
  Accrued salaries and related benefits ......................         2,065,000         1,679,000
  Accrued sales commissions ..................................         1,568,000           565,000
  Accrued warranties .........................................         2,873,000         3,286,000
  Income taxes payable .......................................           463,000           190,000
  Other accrued expenses .....................................           460,000           247,000
                                                                    ------------      ------------
             Total current liabilities .......................         9,071,000         7,409,000
                                                                    ------------      ------------
Deferred Tax Liabilities .....................................           806,000           806,000
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, par value $.01; 20,000,000 shares authorized;
    11,636,175 and 12,729,617 shares issued and outstanding as
    of  December 27, 1996 and  June 27, 1997, respectively ...           116,000           128,000
   Additional capital ........................................        46,502,000        71,638,000
   Cumulative foreign currency translation adjustment.........              --            (277,000)
   Retained Earnings .........................................         3,008,000         5,654,000
                                                                    ------------      ------------
              Total stockholders' equity .....................        49,626,000        77,143,000
                                                                    ------------      ------------
TOTAL ........................................................      $ 59,503,000      $ 85,358,000
                                                                    ============      ============


                 See notes to consolidated financial statements

                                  MINIMED INC.
                        CONSOLIDATED STATEMENTS OF INCOME


                                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                                  --------------------------    --------------------------
                                                    JUNE 27,       JUNE 28,       JUNE 27,      JUNE 28,
                                                      1997           1996           1997          1996
                                                  -----------    -----------    -----------    -----------
                                                                         (Unaudited)
NET SALES ....................................    $17,044,000    $13,343,000    $32,309,000    $25,552,000
COST OF SALES ................................      5,711,000      4,571,000     10,795,000      8,883,000
                                                  -----------    -----------    -----------    -----------
GROSS PROFIT .................................     11,333,000      8,772,000     21,514,000     16,669,000
                                                  -----------    -----------    -----------    -----------
OPERATING EXPENSES:
  Selling, general and administrative ........      7,394,000      5,818,000     13,959,000     11,142,000
  Research and development ...................      1,928,000      1,953,000      3,933,000      3,775,000
                                                  -----------    -----------    -----------    -----------
            Total operating expenses .........      9,322,000      7,771,000     17,892,000     14,917,000
                                                  -----------    -----------    -----------    -----------
OPERATING INCOME .............................      2,011,000      1,001,000      3,622,000      1,752,000
OTHER INCOME, Including interest income ......        464,000        301,000        617,000        497,000
                                                  -----------    -----------    -----------    -----------
INCOME  BEFORE INCOME TAXES ..................      2,475,000      1,302,000      4,239,000      2,249,000
PROVISION FOR INCOME TAXES ...................        926,000        370,000      1,592,000        690,000
                                                  -----------    -----------    -----------    -----------
NET INCOME ...................................    $ 1,549,000    $   932,000    $ 2,647,000    $ 1,559,000
                                                  ===========    ===========    ===========    ===========
NET INCOME  PER SHARE ........................    $      0.12    $      0.08    $      0.21    $      0.13
                                                  ===========    ===========    ===========    ===========
WEIGHTED AVERAGE  COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING ........................     13,367,000     12,300,000     12,878,000     12,160,000
                                                  ===========    ===========    ===========    ===========


                 See notes to consolidated financial statement.

                                  MINIMED INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        SIX MONTHS ENDED JUNE 27, 1997 AND SIX MONTHS ENDED JUNE 28, 1996


                                                             1997               1996
                                                         ------------       ------------
                                                                   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ........................................         2,647,000          1,559,000
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation ....................................         1,254,000            928,000
  Deferred income taxes ...........................          (655,000)              --
  Changes in operating assets and liabilities:
    Accounts receivable, net ......................           934,000            460,000
    Receivable due from affiliated entity .........                               23,000
    Inventories ...................................        (1,763,000)        (1,804,000)
    Prepaid expenses and other current assets .....            23,000            271,000
    Other assets ..................................          (481,000)               --
    Accounts payable ..............................          (200,000)          (700,000)
    Accrued expenses ..............................        (1,390,000)          (701,000)
                                                         ------------       ------------
      Net cash provided by operating activities ...           369,000             36,000
                                                         ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES -
    Short-term investments ........................        (2,639,000)        (5,062,000)
    Long-term investments .........................        (5,199.000)              --
    Purchase of land, buildings, property and
      equipment ...................................        (2,183,000)        (1,979,000)
                                                         ------------       ------------
      Net cash used in investing activities .......       (10,021,000)        (7,041,000)
                                                         ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES -
    Proceeds from public offering (net of expenses)        22,169,000               --
    Proceeds from exercise of warrants ............         2,600,000               --
    Proceeds from stock option exercises ..........            25,000            960,000
    Proceeds from issuance of common stock
      under employee stock plan ...................           280,000               --
                                                         ------------       ------------
      Net cash provided by financing activities ...        25,074,000            960,000
                                                         ------------       ------------

    Cumulative foreign currency
      translation adjustment ......................          (277,000)              --

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS ....................................        15,145,000         (6,045,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.....        10,286,000         14,762,000
                                                         ------------       ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ..........      $ 25,431,000       $  8,717,000
                                                         ============       ============

SUPPLEMENTAL CASH FLOW INFORMATION
    Cash paid during the period for:
      Income taxes ................................      $  1,960,000       $    877,000

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITY - The Company has recognized a reduction in income taxes payable of $520,000 and $74,000 during the six months ended June 28, 1996 and during the six months ended June 27, 1997, respectively, related to the exercise of nonqualified stock options.


                 See notes to consolidated financial statements.

                                  MINIMED INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        SIX MONTHS ENDED JUNE 28, 1996 AND SIX MONTHS ENDED JUNE 27, 1997

NOTE 1.  BASIS OF PRESENTATION

         The accompanying unaudited financial statements of MiniMed Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements included in the Annual Report of MiniMed Inc. filed on Form 10-K with the Securities and Exchange Commission for the year ended December 27, 1996. The results of operations for the three months and six months ended June 27, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 1998.

        Recently Issued Accounting Pronouncements. The Financial Accounting Standards Board issued Statement of Financial Accounting Standard Number 128 Earnings Per Share ("FAS 128"), in February 1997. This statement specifies the computation of earnings per share ("EPS") as basic EPS, consisting of the weighted average shares outstanding and diluted EPS, consisting of weighted average shares and all dilutive potential common shares that were outstanding during the period. The Company does not expect the impact of adopting FAS 128 to be material for the quarter ended June 27, 1997.

NOTE 2.  INCOME TAXES

         Net income and earnings per share for the three months and six months ended June 28, 1996 and June 27, 1997 reflect income taxes which have been recorded at the Company's estimated effective tax rate for the year. This estimated income tax rate has been determined by giving consideration to the pretax earnings and losses applicable to foreign and domestic tax jurisdictions and the estimated reduction of valuation allowances which offset deferred tax assets of the Company under the provisions of FASB Statement No. 109, "Accounting for Income Taxes".

NOTE 3.  WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT
         SHARES OUTSTANDING

         Earnings per common and common equivalent share for the three months and six months ended June 28, 1996 and June 27, 1997, were computed by dividing net income by weighted average common and common equivalent shares outstanding during the periods presented, computed in accordance with the treasury stock method.

NOTE 4.  CONSOLIDATED BALANCE SHEET COMPONENTS

Certain balance sheet components are as follows:

                                                                       December 27,         June 27,
                                                                           1996               1997
                                                                       ------------       ------------
                                                                                (Unaudited)
         Inventories:
           Raw materials ........................................      $  3,465,000       $  4,169,000
           Work-in-progress .....................................         1,117,000          1,405,000
           Finished goods .......................................         2,143,000          2,914,000
                                                                       ------------       ------------
                                                                       $  6,725,000       $  8,488,000
                                                                       ============       ============
         Property, plant and equipment:
           Land, buildings and improvements .....................      $  7,058,000       $  7,364,000
           Machinery and equipment ..............................         6,682,000          6,959,000
           Tooling and molds.....................................         2,979,000          2,150,000
           Furniture and fixtures................................         1,733,000          2,011,000
                                                                       ------------       ------------
                                                                         18,452,000         18,484,000
         Less accumulated depreciation ..........................        (5,806,000)        (4,909,000)
                                                                       ------------       ------------
         Total...................................................      $ 12,646,000       $ 13,575,000
                                                                       ============       ============

                                 TRIMERIS INC.

Other Assets:
  Investment in Trimeris Inc. Convertible Preferred Stock ......          $      -        $2,000,000
  Inventory component's non-current ............................           300,000           836,000
  Technology license ...........................................           277,000           387,000
                                                                          --------        ----------
                                                                          $577,000        $3,223,000
                                                                          ========        ==========


        The Company has classified certain working components related to its implantable pump product line as non-current assets as these components will not be used in the sale of these products during 1997.

        During the second quarter of 1997, the Company purchased 2,666,667 shares of Series D convertible preferred stock of Trimeris, Inc. ("Trimeris"), representing less than 10% of Trimeris outstanding shares. Accordingly, the cost method of accounting will be utilized to value this investment. Trimeris is engaged in the development of pharmaceutical products for the treatment of various medical conditions. The Company and Trimeris have also entered into a corporate alliance to utilize the Company's technologies in the delivery of Trimeris's pharmaceuticals.

                                  MINIMED INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
       SIX MONTHS ENDED JUNE 28, 1996 AND SIX MONTHS ENDED JUNE 27, 1997

NOTE 5.  CONTINGENCIES

         On September 11, 1996, the Company filed a lawsuit against Fimed, Inc. ("Fimed") in Los Angeles County Superior Court seeking declaratory relief and rescission of a product distribution contract. Fimed was appointed the Company's exclusive authorized distributor of certain products to customers using third-party consumer financing. The Company is claiming that it is entitled to such relief because it was fraudulently induced by Fimed to enter into the agreement. Subsequent to the filing of this action, Fimed has filed a counterclaim seeking compensatory damages of approximately $600 million and punitive damages of $300 million. No significant amount of the Company's products has even been sold using third-party consumer financing, and Fimed never made any sales under the agreement. The Company believes that it has meritorious defenses to the counterclaim asserted by Fimed. The Company intends to prosecute its claim against Fimed and defend against the counterclaim vigorously. Discovery has commenced in the litigation, but the matter has not yet been set for trial.

         During the normal course of business, the Company may be subject to litigation involving various business matters. Management believes that an adverse outcome of any such known matters would not have a material adverse impact to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company has historically focused its efforts on three product lines to be utilized in the treatment of diabetes: external pumps and related disposables, implantable insulin pumps and a subcutaneous glucose monitoring system. There have been no sales of the glucose monitoring system to date and sales activity of the implantable insulin pump is in an early stage, primarily in Europe, where the product is approved for commercial distribution. Future efforts will focus upon the continued sales and development of products for the treatment of diabetes and the continued development of the Company's technologies for the treatment of other medical conditions.

RESULTS OF OPERATIONS

         The following table sets forth, for the three months and six months ended June 27, 1997 and June 28, 1996, the percentage relationship to net sales of certain items in the Company's consolidated statements of income and the percentage changes in the dollar amounts of such items on a comparative basis.

                                                                  PERCENTAGE OF NET SALES
                                          ----------------------------------------------------------------------
                                                 THREE MONTHS ENDED                  SIX MONTHS ENDED
                                          ---------------------------------   ----------------------------------
                                          JUNE 27,    JUNE 28,   % INCREASE   JUNE 27,    JUNE 28,    % INCREASE
                                           1997        1996      (DECREASE)     1997        1996      (DECREASE)
                                          --------    --------   ----------   --------    --------    ----------
Net sales                                  100.0%      100.0%       27.7%       100.0%      100.0%       26.4%
                                           -----       -----       -----        -----       -----       -----
Cost of sales                               33.5        34.3        24.9         33.4        34.8        21.5
                                           -----       -----       -----        -----       -----       -----
Gross profit                                66.5        65.7        29.2         66.6        65.2        29.1
Operating expenses:
       Selling, general and                 43.4        43.6        27.1         43.2        43.6        25.3
administrative
       Research and development             11.3        14.6        (1.3)        12.2        14.8         4.2
                                           -----       -----       -----        -----       -----       -----
           Total operating expenses         54.7        58.2        20.0         55.4        58.4        19.9
                                           -----       -----       -----        -----       -----       -----
Operating income                            11.8%        7.5%      100.9%        11.2%        6.8%      106.7%
                                           =====       =====       =====        =====       =====       =====

         The following table sets forth domestic and international net sales, gross profits and research and development expenditures related to the Company's three primary product lines for the three months and six months ended June 28, 1996 and June 27, 1997.

                                           DOLLARS IN THOUSANDS                                % OF NET SALES
                              -----------------------------------------------     -----------------------------------------
                                THREE MONTHS ENDED        SIX MONTHS ENDED        THREE MONTHS ENDED      SIX MONTHS ENDED
                              ---------------------     ---------------------     -------------------   -------------------
                              JUNE 27,    JUNE 28,      JUNE 27,     JUNE 28,     JUNE 27,   JUNE 28,   JUNE 27,   JUNE 28,
                                1997        1996          1997         1996         1997       1996       1997       1996
                              --------     --------     --------     --------     --------   --------   --------   --------
DOMESTIC AND
INTERNATIONAL NET SALES
External pumps and
   related disposables
    Domestic                  $ 15,337     $ 11,186     $ 28,842     $ 21,107        90.0%      83.8%      89.3%      82.6%
    International                1,525        1,429        3,081        3,394         8.9       10.7        9.5       13.3
                              --------     --------     --------     --------       -----      -----      -----      -----
      Subtotal                $ 16,862     $ 12,615       31,923     $ 24,501        98.9       94.5       98.8       95.9
  Implantable Pumps                182          728          386        1,051         1.1        5.5        1.2        4.1
                              --------     --------     --------     --------       -----      -----      -----      -----
Net Sales                     $ 17,044     $ 13,343     $ 32,309     $ 25,552       100.0%     100.0%     100.0%     100.0%
                              ========     ========     ========     ========       =====      =====      =====      =====
GROSS PROFITS
External pumps and
  related disposables         $ 11,753     $  8,820     $ 22,291     $ 16,853        69.0%      66.1%      69.0%      66.0%
Implantable pumps                 (420)         (48)        (777)        (184)       (2.5)      (0.4)      (2.4)      (0.7)
                              --------     --------     --------     --------       -----      -----      -----      -----
     Total                    $ 11,333     $  8,772     $ 21,514     $ 16,669        66.5%      65.7%      66.6%      65.3%
                              ========     ========     ========     ========       =====      =====      =====      =====
RESEARCH AND
DEVELOPMENT  EXPENSES
External pumps and
  related disposables         $    665     $    854     $  1,203     $  1,656         3.9%       6.4%       3.7%       6.5%
Implantable pumps and
  other applications               565          707        1,155        1,235         3.3        5.3        3.6        4.8
Glucose sensor                     698          392        1,575          884         4.1        2.9        4.9        3.5
                              --------     --------     --------     --------       -----      -----      -----      -----
     Total                    $  1,928     $  1,953     $  3,933     $  3,775        11.3%      14.6%      12.2%      14.8%
                              ========     ========     ========     ========       =====      =====      =====      =====

NET SALES

         Net sales increased 27.7%, or $3,701,000, during the three months ended June 27, 1997 over the three months ended June 28, 1996 to $17,044,000 from $13,343,000. Net sales increased 26.4%, or $6,757,000, during the six months ended June 27, 1997 over the six months ended June 28, 1996 to $32,309,000 from $25,552,000. This increase in net sales is primarily the result of an increase in the domestic sales of external pumps and related disposables, as domestic sales of these products grew 37.1%, or $4,151,000, from the second quarter of 1996 to the second quarter of 1997 and 36.6%, or $7,735,000, from the first half of 1996 to the first half of 1997. External pump sales grew at an increasingly faster rate than disposable sales with anticipated demand for external pumps offset to a degree by increased competition in the disposable product marketplace. With the introduction of the Company's new model 507 insulin pump in June 1996, domestic average sales prices on external pumps increased from the first 6 months of 1996 to the first 6 months of 1997, while related disposable products experienced relative price stability.


         International sales of external pumps and related disposables grew 6.7%, or $96,000, from the second quarter of 1996 to the second quarter of 1997 but decreased by 9.2%, or $313,000, from the first half of 1996 to the first half of 1997. International sales of external pumps and related disposables for the first six months of 1996 include the sale of external pumps to Novo Nordisk, which previously manufactured external insulin pumps and related disposables sold in Europe for treatment of diabetes. Under an agreement with the Company entered into in late 1993, the external insulin pumps that Novo Nordisk previously manufactured and sold were replaced with the Company's external insulin pumps. While sales of external pumps under this agreement were only 6.3% of international sales during the second quarter of 1996, sales of external pumps to Novo Nordisk represented 28.4% of international sales of external pumps and related disposables during the six months ended June 28, 1996. Excluding the non-recurring 1996 sales to Novo Nordisk, international net sales of external pumps and related disposables for the first half of 1997 increased by 26.8% over the similar period in 1996. The Company completed its obligations under the contract with Novo Nordisk during the quarter ended June 28, 1996.

         Sales of implantable pumps decreased by $546,000, or 75.0%, during the three months ended June 27, 1997 over the three months ended June 28, 1996 and $665,000, or 63.3%, during the six months ended June 27, 1997 over the six months ended June 28, 1996. Due to problems encountered with the special insulin formulation used in the implantable pump and manufactured by Hoechst AG, a German company ("Hoechst"), implantable pump sales were limited by the Company during the first six months of 1997. Although the Company received certification under the applicable directives issued by the EU and received the CE Mark in March 1995 for the implantable pump (permitting commercial sale throughout the EU), separate approval from the EU is required for commercial sale of the insulin and this approval is not expected until late 1997 at the earliest. No assurance can be given that such approval will be received at all. Future sales of the Company's implantable insulin pumps may also be adversely affected by the availability of the special insulin utilized in the implantable pump as well as by the ability to obtain regulatory approval for such insulin, seasonality, and overall market acceptance of this product line.

         The Company and Hoechst are continuing to work towards commercial distribution of a stable, highly concentrated insulin for use in the Company's implantable pump. No assurance, however, can be given that such efforts will be successful. The Company has submitted to the FDA certain portions of its regulatory filing prior to the completion of testing of the special insulin. No assurance can be given, however, that the FDA will accept or act upon the final NDA/PMA submission. If the efforts to develop the special insulin are not successful or if the special insulin is not approved, the business, results of operations or prospects for the Company could be materially adversely effected. Additionally, under a supply agreement, the Company has a financial obligation to purchase special component parts for this product line. The Company obligated to purchase $339,500 additional components through December 31, 1997 and has classified companies not expected to be used in 1997 as non-current assets. These components are included in the Company's inventory balances and other long-term assets. The Company may elect to extend this supply agreement through purchasing an additional $875,000 of these components in 1998.

OPERATING EXPENSES

         Cost of Sales and Gross Profits--Cost of sales increased 24.9%, or $1,140,000, during the three months ended June 27, 1997 over the three months ended June 28, 1996 to $5,711,000, from $4,571,000, and increased 21.5%, or
$1,912,000, during the six months ended June 27, 1997 over the six months ended June 28, 1996 to $10,795,000 from $8,883,000. As a percentage of net sales, cost of sales in the second quarter of 1997 decreased to 33.5% from 34.3% in the second quarter 1996, with a similar reduction in the cost of sales for the first six months of 1997 compared to the first six months of 1996. Gross margins on the external pump and related disposable sales increased to 69.0% of total sales during both the first three and the first six months of 1997, compared to approximately 66.0% of total sales during the comparable periods of 1996. Increased sales volume continued to enable the Company to spread its fixed manufacturing costs over a larger sales base and to achieve certain economies of scale. The Company has also continued its manufacturing efficiency programs leading to decreased labor, overhead and materials costs. The Company has achieved lower product costs for certain disposable products by bringing a manufacturing process in-house during the second half of 1996. The positive effects of these cost improvements has been partially offset by increasing negative gross margins achieved on the implantable pump product line. The continued limited and irregular sales of implantable pumps has inhibited the Company's ability to realize economies of scale or manufacturing efficiencies on that product line. The Company expects this trend to continue for the foreseeable future.

         Operating Expenses--Selling, general and administrative expenses increased 27.1%, or $1,576,000, during the three months ended June 27, 1997 over the three months ended June 28, 1996 to $7,394,000 from $5,818,000, with selling, general and administrative expenses increasing 25.3%, or $2,817,000, during the six months ended June 27, 1997 over the six months ended June 28, 1996 to $13,959,000 from $11,142,000. Selling, general and administrative expenses have decreased slightly as a percentage of sales thus far in 1997. Selling and marketing expenses increased primarily due to increased sales volume, which leads to increases in sales commissions and other variable costs related to the field sales organization. Other significant increases in selling and marketing expenses related to both a significant expansion of the Company's domestic sales force and administrative support staff to enhance domestic selling, marketing and education efforts, and increased spending in the development of international markets particularly through the Company's French and German subsidiaries. General and administrative expenses increased generally as a result of the Company's increased sales activities.

         Research and development expenses decreased 1.3%, or $25,000, during the three months ended June 27, 1997 over the three months ended June 28, 1996 to $1,928,000 from $1,953,000, with research and development expenses increasing 4.2%, or $158,000, during the six months ended June 27, 1997 over the six months ended June 28, 1996 to $3,933,000 from $3,775,000. As a percentage of sales, research and development expenses decreased to 11.3% during the three months ended June 27, 1997 from 14.6% during the similar period in 1996, with research and development expenses decreasing to 12.2% during the six months ended June 27, 1997 from 14.8% during the corresponding period in 1996. Research and development expenses in the second quarter of 1997 have been reduced by approximately $150,000 due to the Company from Boehringer Mannheim Corporation under terms of a joint product development agreement. The Company has increased its research and development expenditures in 1997 on the subcutaneous glucose monitoring project, as multi-center clinical trials on the first generation of glucose sensor products began in June 1997. Research and development expenses on external pumps and related disposable products during the first six months of 1997 decreased over the corresponding period of 1996, as the Company launched its latest model external insulin pump in the second quarter of 1996. Research and development related to the implantable insulin pump product line decreased in the second quarter of 1997 compared to the second quarter of 1996, as the Company awaits approval of the special insulin required for this product. The Company anticipates that research and development expenditures related to the continued development of its technologies for use in the treatment of other medical conditions will increase in future periods as this continues to be a strategic focus for the company.

         Other--Other income consists primarily of interest income generated from the Company's cash, cash equivalents, and short-term and long-term investment balances. Other income increased 54.2%, from $301,000, during the second quarter of 1996 to $464,000 during the second quarter of 1997 due generally to an increase in cash, cash equivalents, short-term investments, and long-term investments related to completion of the Company's public follow-on stock offering at the end of the 1997 first quarter.

         The Company's effective tax rate during 1997 and has been computed giving consideration to the pretax earnings and losses applicable to the Company's foreign and domestic tax jurisdictions and a continual decrease in the Company's valuation allowance against net deferred tax assets due to improved operating results. The Company has not incurred any material foreign income tax expense to date. Inflation has not significantly impacted the Company's results of operations for the past two years.

LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended June 27, 1997, the Company had cash flow provided by operations of $369,000 compared to cash flow provided by operations of $36,000 in the comparable period in 1996. Cash provided by operations increased primarily due to increased profitability and improved collections of accounts receivable offset by increased investments in inventories during the first half of 1997.

         The Company's capital expenditures were $2,183,000 during the six months ended June 27, 1997 compared to $1,979,000 spent during the comparable period in 1996. Capital expenditures by the Company during the six months ended June 27, 1997 related primarily to continued building improvement, manufacturing expansion, research and development engineering equipment and information systems requirements. The Company anticipates that future capital expenditures will increase, as additional facilities improvements are required under local regulations and additional equipment and improvements will be required for the manufacture, development and improvement of the Company's current products and anticipated new product offerings over the next three years. The Company also used cash in making a $2.0 million investment in convertible preferred stock of Trimeris, Inc. During the second quarter of 1997, the Company and Trimeris, Inc. entered into an agreement to develop treatment programs for various medical conditions, utilizing drugs developed by Trimeris, Inc. and the Company's drug delivery systems.

         The Company completed a public equity offering during April 1997 which generated net proceeds to the Company of $22.2 million. In connection with this offering, outstanding warrants were exercised which provided the Company with an additional $1.9 million. Warrants to purchase an additional 50,000 shares of common stock at an exercise price of $13.00 were exercised during the second quarter of 1997 which provided the Company with an additional $650,000. On January 21, 1997, the Company entered into an unsecured line of credit agreement which enables MiniMed to borrow up to $10.0 million through January 31, 1999. This line of credit, if used, bears interest at an adjustable rate equal to the 30-day commercial paper rate plus 2.15% (7.77% as of June 27, 1997). The Company is also required to maintain certain cash, net worth and debt conditions under the provisions of this agreement. The Company is currently in compliance with all of these conditions. The Company also is involved in certain litigation, the financial impact of which is uncertain.
See "Notes to Consolidated Financial Statements".

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable

ITEM 2   CHANGES IN SECURITIES

         (c) On April 2, 1997, Galen Partners II, L.P., Galen Partners International II, L.P. and Galen Employees Fund, L.P. (collectively, "Galen") exercised warrants representing an aggregate of 150,000 shares of the Company's common stock at an exercise price of $13.00 per share, or $1.95 million. In issuing such common stock to Galen, the Company relied upon the exemptions from registration provided by (i) Section 3(b) and Rule 505 of the Securities Act of 1933, as amended (the "Act"), as the aggregate offering price did not exceed $5.0 million, and (ii) Section 4(2) and Rule 506 of the Act as the Company reasonably believed that Galen had such knowledge and experience in business matters that Galen was capable of evaluating the merits and risks of such investment and had access to information of the kind that would be included in a registration statement relating to the securities being issued. The 150,000 shares purchased by Galen were immediately sold pursuant to a public offering of the Company's common stock underwritten by UBS Securities, Dillon, Read & Co. Inc., Hambrecht & Quist and Smith Barney Inc.

                  On June 16, 1997, Galen exercised warrants representing an aggregate of 50,000 shares of the Company's common stock at an exercise price of $13.00 per share, or $650,000. In issuing such common stock to Galen, the Company relied upon the same exemptions from registration as are indicated above.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF  SECURITY HOLDERS

                  On May 15, 1997, the Company held its 1997 Annual Meeting of Stockholders (the "Annual Meeting"). At the Annual Meeting, stockholders of the Company voted upon proposals to (1) elect seven directors for a term of one year and until their respective successors are elected and qualified ("Proposal One"); and, (2) ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending January 2, 1998 ("Proposal Two").

                  In total, 12,716,236 shares of Common Stock were eligible to vote at the Annual Meeting, and holders of 10,466,539 shares of Common Stock were represented in person or by proxy at the Annual Meeting, constituting 82.30% if the eligible shares. Following is voting information for both matters voted upon at the Annual Meeting:

                  Proposal One - The following individuals, all being directors of the Company prior to such election, other than Ms. Davis, were elected as directors of the Company at the Annual Meeting: Alfred E. Mann; David Chernof, M.D.; Carolyne Kahle Davis; William R. Grant; David H. MacCallum; Thomas R. Testman; and John C. Villforth. Each such director, except for Mr. Chernof, received 10,459,143 votes (82.25%) in favor of their election with 7,396 votes (.06%) withheld. Mr. Chernof received 10,454,143 votes (82.21%) in favor of his election with 12,396 votes (.10%) withheld. None of the Company's directors received any votes against their reelection nor were any broker non-votes received.

                  Proposal Two - At the Annual Meeting, Deloitte & Touche LLP was ratified as the Company's independent auditors for the fiscal year ending January 2, 1998. Deloitte and Touche LLP received 10,458,765 votes (82.25%) for such ratification with 4,944 votes (.04%) received against and 2,830 votes (.02%) withheld. No broker non-votes were received.

                  Accordingly, both of the Proposals were approved.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit No.              Exhibit
-----------              -------
11.1                     Calculation of earnings per share

27                       Financial data schedule


(b)   Reports on Form 8-K

      None

                                    SIGNATURE

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                       MiniMed Inc.


                                       /s/ KEVIN R. SAYER
Date: August 11, 1997                  -----------------------------------------
                                       Kevin R. Sayer
                                       Senior Vice President, Finance &
                                       Chief Financial Officer

                                INDEX TO EXHIBITS




Exhibit No.          Description
-----------          -----------
   11.1              Calculation of earnings per share.