Form 10-Q
period 1997-09-26
MINIMED INC
filed 1997-11-10
CIK 945801

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q

                                 ---------------

(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 26, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                                 ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     TITLE OF EACH CLASS                         OUTSTANDING AT NOVEMBER 6, 1997
----------------------------                     -------------------------------
Common Stock, $.01 par value                               12,860,631



================================================================================

                                      INDEX

                                  MINIMED INC.

                                                                                          PAGE
                                                                                         NUMBER
                                                                                         ------
PART I.             FINANCIAL INFORMATION
Item 1.             Financial Statements (Unaudited)                                        3

                    Consolidated Balance Sheets (Unaudited) -- December 27,                 3
                    1996 and September 26, 1997

                    Consolidated Statements of Income (Unaudited) -- Three
                    months and nine months ended September 27, 1996 and
                    September 26, 1997                                                      4

                    Consolidated Statements of Cash Flows (Unaudited) --
                    Nine months ended September 27, 1996 and
                    September 26, 1997                                                      5

                    Notes to Consolidated Financial Statements (Unaudited)                  6

Item 2.             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                     8

Item 3.             Quantitative and Qualitative Disclosures About Market                  11
                    Risk

PART II.            OTHER INFORMATION                                                      11

Item 1.             Legal Proceedings                                                      11

Item 2.             Changes in Securities                                                  11

Item 3.             Defaults Upon Senior Securities                                        11

Item 4.             Submission of Matters to a Vote of Security Holders                    11

Item 5.             Other Information                                                      11

Item 6.             Exhibits and Reports on Form 8-K                                       12

SIGNATURE                                                                                  13

INDEX TO EXHIBITS                                                                          14

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                  MINIMED INC.
                           CONSOLIDATED BALANCE SHEETS
                    DECEMBER 27, 1996 AND SEPTEMBER 26, 1997

                                     ASSETS

                                                           1996           1997
                                                       -----------     -----------
                                                                       (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents .....................     $10,286,000     $25,923,000
   Short-term investments ........................       9,517,000      10,738,000
    Accounts receivable, net of allowance for
    doubtful accounts of $2,575,000 and
    $3,533,000 at December 27, 1996 and
    September 26, 1997, respectively..............      15,617,000      14,779,000
   Inventories ...................................       6,725,000       9,268,000
   Deferred income taxes .........................       3,003,000       4,494,000

   Prepaid expenses and other current assets .....       1,132,000       1,086,000
                                                       -----------     -----------
               Total current assets ..............      46,280,000      66,288,000
 OTHER ASSETS ....................................         577,000       3,725,000
 LONG-TERM INVESTMENTS ...........................              --       4,486,000
 LAND, BUILDINGS, PROPERTY AND EQUIPMENT - Net ...      12,646,000      14,654,000
                                                       -----------     -----------
 TOTAL ...........................................     $59,503,000     $89,153,000
                                                       ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:

   Accounts payable ..............................    $  1,642,000    $  1,478,000
   Accrued salaries and related benefits .........       2,065,000       2,416,000
   Accrued sales commissions .....................       1,568,000         842,000
   Accrued warranties ............................       2,873,000       3,330,000
   Income taxes payable ..........................         463,000         481,000
   Other accrued expenses ........................         460,000          67,000
                                                       -----------     -----------
               Total current liabilities..........       9,071,000       8,614,000
                                                       -----------     -----------
 Deferred Tax Liabilities ........................         806,000         806,000

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY:
   Common stock, par value $.01; 20,000,000
    shares authorized; 11,636,175 and 12,835,138
    shares issued and outstanding as of
    December 27, 1996 and September 26, 1997,
    respectively..................................         116,000         128,000
   Additional capital ............................      46,502,000      72,373,000
   Cumulative foreign currency translation
    adjustment ...................................              --        (275,000)
    Retained Earnings ............................       3,008,000       7,507,000
                                                       -----------     -----------
               Total stockholders' equity ........      49,626,000      79,733,000
                                                       -----------     -----------
 TOTAL ...........................................     $59,503,000     $89,153,000
                                                       ===========     ===========

                 See notes to consolidated financial statements

                                  MINIMED INC.
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                   ------------------------------    ------------------------------
                                                   SEPTEMBER 26,    SEPTEMBER 27,    SEPTEMBER 26,    SEPTEMBER 27,
                                                        1997             1996             1997             1996
                                                   -------------    -------------    -------------    -------------
NET SALES ....................................      $18,855,000      $14,709,000      $51,164,000      $40,261,000
COST OF SALES ................................        5,946,000        5,220,000       16,741,000       14,103,000
                                                    -----------      -----------      -----------      -----------
GROSS PROFIT .................................       12,909,000        9,489,000       34,423,000       26,158,000
                                                    -----------      -----------      -----------      -----------
OPERATING EXPENSES:
  Selling, general and administrative ........        8,085,000        6,156,000       22,044,000       17,298,000
  Research and development ...................        2,424,000        1,896,000        6,357,000        5,671,000
                                                    -----------      -----------      -----------      -----------
            Total operating expenses .........       10,509,000        8,052,000       28,401,000       22,969,000
                                                    -----------      -----------      -----------      -----------
OPERATING INCOME .............................        2,400,000        1,437,000        6,022,000        3,189,000
OTHER INCOME, Including interest income ......          534,000          322,000        1,151,000          819,000
                                                    -----------      -----------      -----------      -----------
INCOME  BEFORE INCOME TAXES ..................        2,934,000        1,759,000        7,173,000        4,008,000
PROVISION FOR INCOME TAXES ...................        1,081,000          497,000        2,673,000        1,187,000
                                                    -----------      -----------      -----------      -----------
NET INCOME ...................................      $ 1,853,000      $ 1,262,000      $ 4,500,000      $ 2,821,000
                                                    ===========      ===========      ===========      ===========
NET INCOME  PER SHARE ........................      $      0.14      $      0.10      $      0.34      $      0.23
                                                    ===========      ===========      ===========      ===========
WEIGHTED AVERAGE  COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING ........................       13,446,000       12,250,000       13,067,000       12,200,000
                                                    ===========      ===========      ===========      ===========

                 See notes to consolidated financial statements

                                  MINIMED INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
  NINE MONTHS ENDED SEPTEMBER 26, 1997 AND NINE MONTHS ENDED SEPTEMBER 27, 1996

                                                       1997            1996
                                                  ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ....................................   $  4,500,000    $  2,821,000
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation ................................      1,944,000       1,457,000
  Deferred income taxes .......................     (1,491,000)             --
  Changes in operating assets and liabilities:
    Accounts receivable, net ..................        838,000      (1,344,000)
    Receivable due from affiliated entity .....        (24,000)         23,000
    Inventories ...............................     (2,543,000)     (2,438,000)
    Prepaid expenses and other current assets .         70,000         (69,000)
    Other assets ..............................       (932,000)             --
    Accounts payable ..........................       (164,000)       (424,000)
    Accrued expenses ..........................        330,000        (969,000)
                                                  ------------    ------------
      Net cash  provided by (used in)
      operating activities.....................      2,528,000        (943,000)
                                                  ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES -
    Short-term investments ....................     (1,221,000)     (1,122,000)
    Long-term investments .....................     (6,702,000)             --
    Purchase of land, buildings, property and
      equipment ...............................     (3,953,000)     (2,818,000)
                                                  ------------    ------------
      Net cash used in investing activities ...    (11,876,000)     (3,940,000)
                                                  ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES -
    Repayment of notes payable ................             --        (600,000)
    Proceeds from public offering (net of
     expenses) ................................     22,169,000              --
    Proceeds from exercise of warrants ........      2,600,000              --
    Proceeds from stock option exercises ......        212,000       1,500,000
    Proceeds from issuance of common stock
      under employee stock plan ...............        279,000              --
                                                  ------------    ------------
      Net cash provided by financing activities     25,260,000         900,000
                                                  ------------    ------------
    Cumulative foreign currency
      translation adjustment ..................       (275,000)             --

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS ................................     15,637,000      (3,983,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      10,286,000      14,762,000
                                                  ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ......   $ 25,923,000    $ 10,779,000
                                                  ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION
 Cash paid during the period for:
      Income taxes ............................   $  3,561,000    $  1,549,000

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITY - The Company has recognized a reduction in income taxes payable of $520,000 and $623,000 during the nine months ended September 27, 1996 and during the nine months ended September 26, 1997, respectively, related to the exercise of nonqualified stock options.

                 See notes to consolidated financial statements

                                  MINIMED INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  NINE MONTHS ENDED SEPTEMBER 26, 1997 AND NINE MONTHS ENDED SEPTEMBER 27, 1996

NOTE 1. BASIS OF PRESENTATION

   The accompanying unaudited financial statements of MiniMed Inc. (the "Company" or "MiniMed") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements included in the Annual Report of MiniMed Inc. filed on Form 10-K with the Securities and Exchange Commission for the year ended December 27, 1996. The results of operations for the three months and nine months ended September 26, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 1998.

   Recently Issued Accounting Pronouncements. The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("FAS 128"), in February 1997. This statement specifies the computation of earnings per share ("EPS") as basic EPS, consisting of the weighted average shares outstanding and diluted EPS, consisting of weighted average shares and all dilutive potential common shares that were outstanding during the period. The Company does not expect the impact of adopting FAS 128 to be material for the quarter ended September 26, 1997.

NOTE 2. INCOME TAXES

   Net income and earnings per share for the three months and nine months ended September 27, 1996 and September 26, 1997 reflect income taxes which have been recorded at the Company's estimated effective tax rate for the year. This estimated income tax rate has been determined by giving consideration to the pretax earnings and losses applicable to foreign and domestic tax jurisdictions and the estimated reduction of valuation allowances which offset deferred tax assets of the Company under the provisions of FASB Statement No. 109, "Accounting for Income Taxes".

NOTE 3. WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES
        OUTSTANDING

   Earnings per common and common equivalent share for the three months and nine months ended September 27, 1996 and September 26, 1997, were computed by dividing net income by weighted average common and common equivalent shares outstanding during the periods presented, computed in accordance with the treasury stock method.

NOTE 4. CONSOLIDATED BALANCE SHEET COMPONENTS

Certain balance sheet components are as follows:

                                             DECEMBER 27,         SEPTEMBER 26,
                                                 1996                  1997
                                             ------------         ------------
                                                        (UNAUDITED)
      Inventories:
        Raw materials ...............        $  3,465,000         $  4,469,000
        Work-in-progress ............           1,117,000            1,764,000
        Finished goods ..............           2,143,000            3,035,000
                                             ------------         ------------
                                             $  6,725,000         $  9,268,000
                                             ============         ============
      Property, plant and equipment:
      Land, buildings and
        improvements ................        $  7,058,000         $  8,122,000

        Machinery and equipment......           6,682,000            7,537,000
        Tooling and molds ...........           2,979,000            2,327,000
        Furniture and fixtures ......           1,733,000            2,184,000
                                            ------------         ------------
                                               18,452,000           20,170,000
      Less accumulated depreciation..          (5,806,000)          (5,516,000)

                                             ------------         ------------
      Total .........................        $ 12,646,000         $ 14,654,000
                                             ============         ============

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

   During the normal course of business, the Company may be subject to litigation involving various business matters. Management believes that an adverse outcome of any such known matters would not have a material adverse impact on the Company.

NOTE 6. SUBSEQUENT EVENT

   On October 20, 1997, the Company announced that it had entered into an agreement with Home Medical Supply, Inc. and its affiliated companies ("HMS") pursuant to which MiniMed will issue shares of its common stock, valued at approximately $16.0 million, for all of the outstanding shares of common stock of the HMS entities. HMS's businesses include pharmacy operations and distribution of a broad range of diabetes treatment products, including MiniMed's insulin infusion pumps and related disposables. The transaction will be accounted for as a pooling of interests. The acquisition, which is subject to certain conditions to closing, is expected to be completed in MiniMed's 1997 fiscal year fourth quarter ending January 2, 1998. All costs of the transaction and any charges related to the restructuring and integration of HMS operations are expected to be recorded as a charge in the fourth quarter of 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

   The Company has historically focused its efforts on three product lines to be utilized in the treatment of diabetes: external pumps and related disposables, implantable insulin pumps and subcutaneous glucose monitoring systems. There have been no sales of glucose monitoring systems to date and sales activity of the implantable insulin pump is in an early stage, primarily in Europe, where the product is approved for commercial distribution. With the recent announcement of its intent to acquire Home Medical Supply, Inc. and several related entities, the Company intends to broaden its diabetes product offerings and provide pharmacy services. The Company's future efforts will focus upon continued growth of its diabetes business segment and will combine its recently acquired pharmacy operations with its micro-infusion pump technology to treat other medical conditions.

RESULTS OF OPERATIONS

   The following table sets forth, for the three months and nine months ended September 26, 1997 and September 27, 1996, the percentage relationship to net sales of certain items in the Company's consolidated statements of income (unaudited) and the percentage changes in the dollar amounts of such items on a comparative basis.

                                                        PERCENTAGE OF NET SALES
                                   ----------------------------------------------------------------
                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                   -------------------------------  -------------------------------
                                   SEPT 26,   SEPT 27,  % INCREASE  SEPT 26,   SEPT 27,  % INCREASE
                                     1997       1996    (DECREASE)    1997       1996    (DECREASE)
                                   --------   --------  ----------  --------   --------  ----------
Net sales                           100.0%     100.0%      28.2%     100.0%     100.0%      27.1%
                                    -----      -----       ----      -----      -----       ----
Cost of sales                        31.5       35.5       13.9       32.7       35.0       18.7
                                    -----      -----       ----      -----      -----       ----
Gross profit                         68.5       64.5       36.0       67.3       65.0       31.6
Operating expenses:
   Selling, general and              42.9       41.9       31.3       43.1       43.0       27.4
   administrative
   Research and development          12.9       12.9       27.8       12.4       14.1       12.1
                                    -----      -----       ----      -----      -----       ----
     Total operating expenses        55.8       54.8       30.5       55.5       57.1       23.6
                                    -----      -----       ----      -----      -----       ----
Operating income                     12.7%       9.7%      67.0%      11.8%       7.9%      88.8%
                                    =====      =====       ====      =====      =====       ====

   The following table sets forth domestic and international net sales, gross profits and research and development expenditures related to the Company's three primary product lines for the three months and nine months ended September 27, 1996 and September 26, 1997.

                                        DOLLARS IN THOUSANDS                                      % OF NET SALES
                         -----------------------     -----------------------      ----------------------   --------------------
                            THREE MONTHS ENDED          NINE MONTHS ENDED           THREE MONTHS ENDED      NINE MONTHS ENDED
                         -----------------------     -----------------------      ----------------------   --------------------
                         SEPT. 26,     SEPT. 27,     SEPT. 26,     SEPT. 27,      SEPT. 26,    SEPT. 27,   SEPT. 26,  SEPT. 27,
                            1997         1996           1997         1996           1997         1996        1997       1996
                         ---------     ---------     ---------     ---------      ---------   ----------   ---------  ---------
DOMESTIC AND
INTERNATIONAL NET SALES
External pumps and
   related disposables
    Domestic              $ 16,840      $ 12,995      $ 45,682      $ 34,102         89.3%       88.3%       89.3%       84.7%
    International            1,739         1,362         4,820         4,756          9.2         9.3         9.4        11.8
                          --------      --------      --------      --------        -----       -----       -----       -----
      Subtotal            $ 18,579      $ 14,357        50,502      $ 38,858         98.5        97.6        98.7        96.5
Implantable Pumps              276           352           662         1,403          1.5         2.4         1.3         3.5
                          --------      --------      --------      --------        -----       -----       -----       -----
Net Sales                 $ 18,855      $ 14,709      $ 51,164      $ 40,261        100.0%      100.0%      100.0%      100.0%
                          ========      ========      ========      ========        =====       =====       =====       =====
GROSS PROFITS
External pumps and
  related disposables     $ 13,233      $  9,757      $ 35,524      $ 26,610         70.2%       66.3%       69.4%       66.1%
Implantable pumps             (324)         (268)       (1,101)         (452)        (1.7)       (1.8)       (2.2)       (1.1)
                          --------      --------      --------      --------        -----       -----       -----       -----
     Total                $ 12,909      $  9,489      $ 34,423      $ 26,158         68.5%       64.5%       67.2%       65.0%
                          ========      ========      ========      ========        =====       =====       =====       =====
RESEARCH AND
DEVELOPMENT  EXPENSES
External pumps and
  related disposables     $    617      $    893      $  1,820      $  2,549          3.3%        6.1%        3.6%        6.3%
Implantable pumps and
  other applications         1,062           680         2,217         1,915          5.6         4.6         4.3         4.8
Glucose sensor                 746           323         2,320         1,207          4.0         2.2         4.5         3.0
                          --------      --------      --------      --------        -----       -----       -----       -----
     Total                  $2,424      $  1,896      $  6,357      $  5,671         12.9%       12.9%       12.4%       14.1%
                          ========      ========      ========      ========        =====       =====       =====       =====

NET SALES

   Net sales increased 28.2%, or $4,146,000, during the three months ended September 26, 1997 over the three months ended September 27, 1996 to $18,855,000 from $14,709,000. Net sales increased 27.1%, or $10,903,000, during the nine months ended September 26, 1997 over the nine months ended September 27, 1996 to $51,164,000 from $40,261,000. This increase in net sales is primarily the result of an increase in the domestic sales of external pumps and related disposables, as domestic sales of these products grew 29.6%, or $3,845,000, from the third quarter of 1996 to the third quarter of 1997 and 34.0%, or $11,580,000, from the first nine months of 1996 to the first nine months of 1997. External pump sales grew at an increasingly faster rate than disposable sales with anticipated demand for disposable products offset to a degree by increased competition in the disposable product marketplace. With the introduction of the Company's new model 507 insulin pump in June 1996, net sales were also impacted by the increase in domestic average sales prices on external pumps from the first nine months of 1996 to the first nine months of 1997, while related disposable products experienced relative price stability. Pricing for the third quarter of 1997 was consistent with 1996 third quarter pricing for external pumps and related disposables.

   International sales of external pumps and related disposables grew 27.7%, or $377,000, from the third quarter of 1996 to the third quarter of 1997 and increased by 1.3%, or $64,000, from the first nine months of 1996 to the first nine months of 1997. International sales of external pumps and related disposables for the first nine months of 1996 include non-recurring sales of external pumps to Novo Nordisk. Such non-recurring sales of external pumps to Novo Nordisk were 19.0% of international sales during the nine months ended September 27, 1996. Excluding the non-recurring 1996 sales to Novo Nordisk, international net sales of external pumps and related disposables for the first nine months of 1997 increased by 25.1% over the similar period in 1996. The Company completed its obligations under the contract with Novo Nordisk during the quarter ended June 28, 1996.

   Sales of implantable pumps decreased by $76,000, or 21.6%, during the three months ended September 26, 1997 over the three months ended September 27, 1996 and $741,000, or 52.8%, during the nine months ended September 26, 1997 over the nine months ended September 27, 1996. Due to problems encountered with the special insulin formulation used in the implantable pump, sales were limited by the Company during the first nine months of 1997. Although the Company received certification under the applicable directives issued by the European Union (the "EU") and received the CE Mark in March 1995 for the implantable pump (permitting commercial sale throughout the EU), separate approval from the EU is required for commercial sale of the insulin and this approval is not expected until late 1998 at the earliest. No assurance can be given that such approval will be received at all. Future sales of the Company's implantable insulin pumps may also be adversely affected by the lack of availability of the special insulin utilized in the implantable pump as well as by the delay in obtaining regulatory approval for such insulin, seasonality, and overall market acceptance of this product line.

   Work continues towards commercial distribution of a stable, highly concentrated insulin for use in the Company's implantable pump. No assurance, however, can be given that such efforts will be successful. The Company has submitted to the FDA certain portions of its regulatory filing prior to the completion of testing of the special insulin. No assurance can be given, however, that the FDA will accept or act upon the final NDA/PMA submission. Until and unless the special insulin bceomes available commercially, the business, results of operations or prospects for the Company could be materially adversely effected. Additionally, under a supply agreement, the Company has a financial obligation to purchase special component parts for this product line. The Company is obligated to purchase $24,500 additional components through December 31, 1997 and has classified components not expected to be used in 1997 as non-current assets.

OPERATING EXPENSES

   Cost of Sales and Gross Profits--Cost of sales increased 13.9%, or $726,000, during the three months ended September 26, 1997 over the three months ended September 27, 1996 to $5,946,000, from $5,220,000, and increased 18.7%, or
$2,638,000, during the nine months ended September 26, 1997 over the nine months ended September 27, 1996 to $16,741,000 from $14,103,000. As a percentage of net sales, cost of sales in the third quarter of 1997 decreased to 31.5% from 35.5% in the third quarter 1996, with a 2.3% reduction in the cost of sales for the first nine months of 1997 compared to the first nine months of 1996. Gross margins on the external pump and related disposable sales increased to 70.2% of total sales during the first three months of 1997 and to 69.4% during the first nine months of 1997, compared to approximately 66.3% and 66.1% of total sales during the comparable periods of 1996. Increased sales volume continued to enable the Company to spread its fixed manufacturing costs over a larger sales base and to achieve certain economies of scale. The Company has also continued its programs for improving manufacturing efficiency, leading to decreased labor, overhead and materials costs. The Company has achieved lower product costs for certain disposable products by bringing a manufacturing process in-house during the second half of 1996. The positive effects of these cost improvements has been partially offset by increasing negative gross margins achieved on the implantable pump product line. The continued limited and irregular sales of implantable pumps has inhibited the Company's ability to realize economies of scale or manufacturing efficiencies on that product line. The Company expects this trend to continue for the foreseeable future.

   Operating Expenses--Selling, general and administrative expenses increased 31.3%, or $1,929,000, during the three months ended September 26, 1997 over the three months ended September 27, 1996 to $8,085,000 from $6,156,000, with selling, general and administrative expenses increasing 27.4%, or $4,746,000, during the nine months ended September 26, 1997 over the nine months ended September 27, 1996 to $22,044,000 from $17,298,000. Selling, general and administrative expenses have increased slightly as a percentage of sales for the nine months ended September 26, 1997 from the comparable period of 1996. Selling and marketing expenses increased primarily due to increased sales volume, which leads to increases in sales commissions and other variable costs related to the field sales organization. Other significant increases in selling and marketing expenses related to both a significant expansion of the Company's domestic sales force and administrative support staff to enhance domestic selling, marketing and education efforts, and also for the development of international markets, particularly through the Company's French and German subsidiaries. General and administrative expenses increased generally as a result of the Company's increased sales activities.

   Research and development expenses increased 27.8%, or $528,000, during the three months ended September 26, 1997 over the three months ended September 27, 1996 to $2,424,000 from $1,896,000, with research and development expenses increasing 12.1%, or $686,000, during the nine months ended September 26, 1997 over the nine months ended September 27, 1996 to $6,357,000 from $5,671,000. As a percentage of sales, research and development expenses remained at 12.9% during the three months ended September 26, 1997 compared to the comparable period in 1996, with research and development expenses decreasing to 12.4% during the nine months ended September 26, 1997 from 14.1% during the corresponding period in 1996. Research and development expenses in the third quarter of 1997 and in the nine months ended September 26, 1997 have been reduced by approximately $50,000 and $200,000, respectively, under terms of a joint product development agreement with Boehringer Mannheim Corporation. The Company has increased its research and development expenditures in 1997 on the subcutaneous glucose monitoring project, as multi-center clinical trials on the first generation of glucose sensor products, begun in June 1997, continued through the third quarter, with completion anticipated in the fourth quarter of 1997. The Company anticipates that research and development expenditures related to the continued development of its technologies for use in the treatment of other medical conditions will increase in future periods as this continues to be a strategic focus for the company.

   Other--Other income consists primarily of interest income generated from the Company's cash, cash equivalents, and short-term and long-term investment balances. Other income increased 65.8%, or $212,000, from $322,000, during the third quarter of 1996 to $534,000 during the third quarter of 1997, due generally to an increase in cash, cash equivalents, short-term investments, and long-term investments related to completion of the Company's public follow-on stock offering at the end of the 1997 first quarter.

   The Company's effective tax rate during 1997 has been computed giving consideration to the pretax earnings and losses applicable to the Company's foreign and domestic tax jurisdictions. There has been a continual decrease in the Company's valuation allowance against net deferred tax assets due to improved operating results. The Company has not incurred any material foreign income tax expense to date. Inflation has not significantly impacted the Company's results of operations for the past two years.

LIQUIDITY AND CAPITAL RESOURCES

   During the nine months ended September 26, 1997, the Company had cash flow provided by operations of $2,528,000 compared to cash flow used in operations of $943,000 in the comparable period in 1996. Cash provided by operations increased primarily due to increased profitability and improved collections of accounts receivable offset by increased investments in inventories during the first nine months of 1997.

   The Company's capital expenditures were $3,953,000 during the nine months ended September 26, 1997 compared to $2,818,000 spent during the comparable period in 1996. Capital expenditures by the Company during the nine months ended September 26, 1997 related primarily to continued building improvement, manufacturing expansion, research and development engineering equipment and information systems requirements. The Company anticipates that future capital expenditures will increase, as additional equipment and improvements will be required for the manufacture, development and improvement of the Company's current products and anticipated new product offerings over the next three years, particularly the Company's glucose sensor products. The Company also used cash in making a $2.0 million investment in convertible preferred stock of Trimeris, Inc. During the second quarter of 1997, the

Company and Trimeris, Inc. entered into an agreement to develop treatment programs for various medical conditions, utilizing drugs developed by Trimeris, Inc. and the Company's drug delivery systems.

   The Company completed a public equity offering during April 1997 which generated net proceeds to the Company of $22.2 million. In connection with this offering, outstanding warrants were exercised which provided the Company with an additional $1.9 million. Warrants to purchase an additional 50,000 shares of common stock at an exercise price of $13.00 were exercised during the second quarter of 1997, which provided the Company with an additional $650,000. On January 21, 1997, the Company entered into an unsecured line of credit agreement which enables MiniMed to borrow up to $10.0 million through January 31, 1999. This line of credit, if used, bears interest at an adjustable rate equal to the 30-day commercial paper rate plus 2.15% (7.64% as of October 24, 1997). The Company is also required to maintain certain cash, net worth and debt conditions under the provisions of this agreement. The Company is currently in compliance with all of these conditions. The Company also is involved in certain litigation, the financial impact of which is uncertain. See "Notes to Consolidated Financial Statements".

FORWARD-LOOKING STATEMENTS

   Any statements released by MiniMed that are forward looking, including statements relating to future product development and research activities, clinical trials, regulatory approvals, research and development expenditures, capital expenditures, manufacturing trends product and service oferings and the development of pharmacy operations are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements involve risks and uncertainties which may affect the Company's business and prospects, including changes in economic and market conditions, healthcare legislation, administration of clinical trials, progress in MiniMed's alliances with pharmaceutical companies, the development of competing drug delivery systems, management of growth, the effective integration of HMS into the Company, and other factors discussed in the Company's filings with the Securities and Exchange Commission.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Not Applicable

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   Not Applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

   Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

   Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable

ITEM 5.  OTHER INFORMATION

   Not applicable.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

                    EXHIBIT NO.                  EXHIBIT
                    -----------                  -------
                       11.1             Calculation of earnings per share

                        27              Financial data schedule

(b) Reports on Form 8-K

   None

                                    SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             MiniMed Inc.


                                             /s/ KEVIN R. SAYER
Date: November 10, 1997                      -----------------------------------
                                             Kevin R. Sayer
                                             Senior Vice President, Finance &
                                             Chief Financial Officer

                                INDEX TO EXHIBITS

                  EXHIBIT NO.                 DESCRIPTION
                  -----------                 -----------
                     11.1              Calculation of earnings per share
                     27.               Financial Data Schedule
