Form 10-K
period 1998-01-02
MINIMED INC
filed 1998-04-02
CIK 945801

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED: JANUARY 2, 1998

                        COMMISSION FILE NUMBER: 0-26268

                                  MINIMED INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                      95-4408171
            (STATE OR OTHER JURISDICTION OF    (I.R.S. EMPLOYER
             INCORPORATION OR ORGANIZATION)    IDENTIFICATION NO.)


         12744 SAN FERNANDO ROAD, SYLMAR, CALIFORNIA         91342
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

     The aggregate market value of the voting stock held by non-affiliates of the registrant at March 13, 1998 was $303,177,589. The number of shares outstanding of the registrant's Common Stock as of March 13, 1998 was 13,275,132.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of the following document are incorporated herein by reference:
 Part III -- The Registrant's Proxy Statement for its 1998 Annual Meeting (the
                                 "1998 Proxy").

                      Exhibit Index is located at page 52

================================================================================

                                     PART I

     This Annual Report on Form 10-K contains statements that are forward-looking, including statements relating to anticipated operating results, growth, financial resources, the development of new markets, the development, regulatory approval, manufacture, distribution, and commercial acceptance of new products and new applications for MiniMed's existing product line. Investors are cautioned that, although MiniMed believes that its expectations are based on reasonable assumptions, forward-looking statements involve risks and uncertainties which may affect MiniMed's business and prospects, including changes in economic and market conditions, acceptance of MiniMed's products by the health care and reimbursement communities, health care legislation and regulation, new developments in diabetes therapy, administration and regulatory approval and related considerations, competitive developments, the effective integration of the Company's recent acquisitions, maintenance of strategic alliances and other factors discussed under the caption "Risk Factors" in the Company's Registration Statement No. 333-23013 filed with the Securities and Exchange Commission and declared effective on March 27, 1997.

ITEM 1. BUSINESS

     MiniMed Inc. (the "Company" or "MiniMed") designs, develops, manufactures and markets advanced microinfusion systems for delivery of a variety of drugs, with a primary focus on the intensive management of diabetes. Substantially all of the Company's revenues have been derived from the sale of external insulin pumps and related disposables, which are designed to deliver small quantities of insulin in a controlled, programmable profile. The Company believes that it is the leading provider of these systems in the world with a present market share in the U.S. of approximately 75% for new pump sales. The Diabetes Control and Complications Trial (the "DCCT Study"), a landmark, 10-year study conducted under the auspices of the National Institutes of Health (the "NIH"), established that close control of glucose levels can prevent or delay the onset of the long-term consequences of diabetes. Other clinical studies have demonstrated that the use of insulin pumps offers many advantages over injection therapy, such as enabling patients to achieve lower glucose variability, reducing the serious consequences of diabetes and improving the patients' quality of life. The Company has also developed an implantable insulin pump and is developing continuous subcutaneous glucose monitoring systems intended to enable further improvement in glycemic control and avoidance of hypoglycemic (low glucose level) and hyperglycemic (high glucose level) events. The Company's net sales of external pumps and related disposables have grown at a compounded annual rate of approximately 32% from $11.8 million in 1990 to $80.3 million in 1997. The Company believes its primary market is Type 1 (insulin-dependent, juvenile-onset) diabetes patients. The American Diabetes Association (the "ADA") has estimated that there are 800,000 Type 1 patients in the U.S., and the Company believes that approximately 6% of such patients use insulin pumps.

     Beyond intensive management of diabetes, the Company is seeking to take advantage of its drug delivery expertise by exploring applications of its pumps with drugs other than insulin. The Company believes that its pump technology is well suited for the delivery of a number of drugs that are difficult to administer, including drugs that: (i) are made up of fragile, large molecules,
(ii) cannot be ingested orally, (iii) have short half-lives in vivo, (iv) require site-specific delivery, (v) have very narrow effective ranges of concentration, (vi) require a profiled delivery pattern or (vii) would otherwise require large amounts of drugs that are either expensive or toxic in the high doses required to achieve therapeutic value. Many genetically engineered and manufactured proteins and peptides have these characteristics. In 1997, the Company entered into a Cooperation and Strategic Alliance Agreement with Trimeris, Inc. ("Trimeris") with respect to its new drug for the treatment of HIV infection and with United Therapeutics Corporation (formerly LRX Pharmaceuticals, Inc.), to collaborate in the design, development and implementation of therapies for the treatment of pulmonary hypertension. The Company continues to have discussions with a number of other biopharmaceutical companies regarding additional collaboration on developing the Company's infusion systems for use with drugs other than insulin.

DIABETES THERAPY

     The Company's primary business currently is directed to the intensive management of diabetes. Toward this end, the Company currently manufactures and markets programmable pumps, and related supplies, for delivery of insulin in patient controlled profiles. The Company's programmable external insulin pumps are thin and lightweight (about the size of a pager) and are designed to be worn under the patient's clothing, on a belt, in a pocket or elsewhere in order not to interfere with normal daily activities. The pumps are designed to utilize the Company's proprietary disposables, consisting of an infusion set and a medication reservoir, which provide the Company with a continuing source of revenue following pump sales. The Company's external infusion pumps deliver insulin subcutaneously in hundreds of microinfusions throughout the day, more closely simulating delivery by a normal pancreas as compared to the two to four large (bolus) doses per day with injection therapy. A prospective, cross-over study published in April 1996 in Diabetes Care has shown that intensive management of diabetes by insulin pump therapy using the Company's external pump reduces the risk of severe hypoglycemic events four-to six-fold as compared to intensive management of diabetes by multiple daily injections.

     In addition to its external pumps, the Company has developed an implantable pump which to date has been utilized only for insulin delivery. The Company's programmable implantable pump is similar in function to its external pump, but is implanted under the skin of the abdomen, releasing insulin directly into the peritoneal cavity. Peritoneal delivery even more closely simulates normal pancreatic function than subcutaneous delivery via an external pump. Two studies presented in France in 1994 found that intensive insulin therapy with an implantable pump (a majority of which were made by the Company) has significant advantages over alternative intensive management therapies for Type 1 patients, including providing reduced glycemic variability and a significant reduction in hypoglycemic events. A separate study published in the Journal of the American Medical Association ("JAMA") in October 1996 found that in Type 2 (adult onset) patients, intensive insulin therapy utilizing the Company's implantable pump, as compared to those patients using multiple daily injections, also provided reduced glycemic variability, reduced risk of hypoglycemic events without weight gain and enhanced quality of life. The Company's implantable pump has been approved for commercial sale in the European Union ("EU"), and the special insulin used in the implantable pump is subject to a separate regulatory approval process in the EU. The manufacturer of this insulin, Hoechst Marion Roussel, an international company ("Hoechst"), has applied for such approval. In the U.S., the Company and Hoechst will file a single application to the Food and Drug Administration (the "FDA"). Such application will contain both a New Drug Approval ("NDA") element for the special insulin and a Pre-Market Approval ("PMA") element for the pump. The Company has substantially completed preparation of the PMA portion of the application for the implantable pump and is working with Hoechst in the preparation of the NDA element of the application for the special insulin.

     The Company is also developing a series of continuous glucose monitoring systems, all of which utilize a sensor that can be inserted into subcutaneous tissue for continuous monitoring of glucose levels. Each sensor is expected to last approximately 3 1/2 days, after which the patient would replace it with another sensor in a different location. These systems are being developed to provide minimally invasive, continuous measurements and alarms that warn the patient when glucose levels become too low. The Company believes these systems would provide substantial benefits over widely used glucose meters and strips that provide only intermittent measurements and can cause considerable discomfort and inconvenience as a result of the need to prick a finger to draw blood and then use a strip and a meter to determine glucose levels. Because of the expected advantages of the Company's minimally-invasive continuous glucose monitoring systems over glucose strips and meters, the Company believes that its systems, if successfully developed, would enable better disease management and significantly improve patient compliance. In December 1997, the Company filed an application to the FDA for 510(k) clearance of its first sensor products: a physician diagnostic device and a hypoglycemic alert monitor.

     On January 2, 1998, the Company completed its acquisition of Home Medical Supply, Inc. and its affiliated companies ("HMS"), a privately held group of companies that is headquartered in Florida. HMS operates a medical products and supplies distribution business in approximately 30 states, which includes pharmacy operations in selected states. The acquisition of HMS was effected to allow the Company to more efficiently distribute its external insulin pumps and disposables as well as facilitate the Company's ability to distribute other diabetes supplies including its continuous glucose monitoring systems. The Company plans to utilize HMS' pharmacy businesses to distribute prescription drugs for the treatment of diabetes and other difficult-to-deliver drugs that are well suited for use with its pump technology. The acquisition of HMS was accounted for utilizing the pooling-of-interests method of accounting. Accordingly, operating results for the Company have been restated to include the operations of HMS for prior periods.

OTHER MEDICAL CONDITIONS

     The Company has gained considerable expertise from its experience with infusion of insulin, which it believes can be applied to meet the complex delivery requirements of many other drugs. Many genetically engineered and manufactured proteins and peptides have delivery problems comparable to insulin. Delivery problems for these drugs arise because they contain fragile, large molecules, cannot be ingested orally, have short half lives in vivo, require site specific delivery, have very narrow effective ranges of concentration, require a profiled delivery pattern or would otherwise require large amounts of drugs that are either expensive or toxic in the high doses required to achieve therapeutic value. The Company is exploring opportunities for applications of delivery systems for other drugs with several biopharmaceutical companies, and entered into two Cooperation and Strategic Alliance Agreements in 1997.

     In April of 1997, the Company announced its alliance with Trimeris relating to a new antiviral compound for the treatment of HIV/AIDS. Approximately 1,000,000 people in the United States are infected with HIV, according to an article published in JAMA in 1996. Trimeris' proprietary compound, called T-20 or "pentafuside", is designed to inhibit the spread of HIV by blocking the virus before it is able to effectively penetrate and infect a healthy host cell. This process differs from currently approved HIV/AIDS therapies which target viral replication only after the host cell is already infected. Extensive laboratory studies have demonstrated T-20's antiviral effectiveness and a pilot study in humans has shown the drug to be safe, effective and well tolerated. In cooperation with Trimeris, MiniMed expects to participate in clinical trials for the continuos subcutaneous infusion of T-20 beginning in 1998.

     In September of 1997, MiniMed entered into an agreement with another biopharmaceutical company, United Therapeutics Corporation ("UTC"), to collaborate in the design, development and implementation of therapies for the treatment of pulmonary hypertension. Pulmonary hypertension is a disease that constricts the blood vessels serving the lungs, slowing oxygen absorption and ultimately causing heart failure. There is no known cure and current treatments are limited to heart/lung transplants, or the central intravenous administration of an unstable compound with a plasma half-life of approximately two minutes. Current drug therapy is exceedingly expensive, deters compliance and requires placement of a central I.V. catheter near or in the heart. In addition, the drug formulation must be mixed daily and be delivered from a bulky, refrigerated unit worn on the patient's back, a process which is cumbersome and prone to cause complications.

     By contrast, the UTC compound appears to be similarly effective at reducing pulmonary arterial pressure, but can be delivered using a MiniMed subcutaneous infusion pump. By combining the Company's microinfusion technology with the patented compound of UTC, MiniMed intends to pursue the development of a therapy system for the treatment of pulmonary hypertension.

     The Company is developing a series of pumps to address delivery requirements for its alternative applications. While the Company believes that such new applications for its pumps represent a significant opportunity for the future, its efforts in the area are at a very preliminary stage, and no assurance can be given that the anticipated collaborative efforts with biopharmaceutical companies will be commercially implemented, that the development of such new applications for the Company's pumps will be successful or that such applications will be approved by the FDA or other regulatory authorities. In addition, many of the new applications may involve new drugs which themselves must be approved by the FDA in addition to the approval required for the use of the Company's infusion systems to deliver the drugs.

BUSINESS STRATEGY

     The Company's primary goal is to design, develop, manufacture and market advanced medical devices for the treatment of diabetes and other chronic medical conditions. The Company's focus has been, and for the foreseeable future will continue to be, on diabetes. The Company plans, however, to diversify its drug delivery programs to treat other medical conditions, which the Company believes also offer significant future market opportunities. For example, the Company has specifically targeted therapies for the treatment of HIV/AIDS. To achieve these objectives, the Company is pursuing the following business strategy:

     Expand the Market for Insulin Pumps. The NIH and the ADA have established intensive therapy as the standard of care for most Type 1 patients, in part as a result of the DCCT Study. The Company believes that, once continuous glucose monitoring shows the relatively poor glucose level achieved with either conventional therapy or multiple daily injections, there will be an increasing use of insulin pumps. Clinical results have shown that continuous insulin therapy utilizing insulin pumps is the most effective way to provide intensive management, and as a result the Company believes that it has a significant opportunity to expand the market for its insulin pumps. Since verification of the benefits of intensive therapy is a relatively recent development and since many patients are treated by primary care physicians who do not have the facilities and support personnel to pursue intensive management, the majority of Type 1 patients and most insulin-using Type 2 patients are still being treated with conventional therapy. The Company estimates that in the U.S. only approximately 6% of Type 1 patients are using pump therapy. The Company is therefore focusing its marketing efforts on educating physicians, patients and third-party payors as to the need for intensive therapy and the benefits of external pumps over injection therapy (either conventional or multiple daily injections). The Company also intends to expand the market for its external pumps by enhancing its selling efforts internationally and entering additional geographic areas. The Company has adopted as a strategy the initial introduction of certain of its new products and applications in selected foreign countries because of potentially less extensive and less time-consuming governmental regulatory procedures.

     Diversification into Distribution of Additional Products for the Treatment of Diabetes. With its acquisition of HMS, the Company has established a presence in the market for additional diabetes products and supplies such as strips and meters. The Company believes that the distribution of additional diabetes products and supplies will compliment its existing distribution network for insulin pumps and supplies. The Company also believes that it will provide a means to efficiently distribute MiniMed's continuous glucose monitoring systems, once regulatory approval is received.

     Diversification Into Treatment of Other Medical Conditions. The Company believes that there are substantial opportunities to use its infusion pump technology with medications other than insulin. While the Company's previous strategy has focused on diabetes, it believes that its organization has matured sufficiently and that it can now consider pursuing other delivery applications. In this connection, Cooperation and Strategic Alliance Agreements were entered into with Trimeris and UTC in 1997 and discussions are ongoing with a number of other biopharmaceutical companies.

     Diversification into Disease Management. The Company plans to diversify into comprehensive disease management products for the treatment of chronic, life threatening conditions such as diabetes and HIV/AIDS. The acquisition of the distribution and pharmacy capabilities of HMS, combined with the Company's existing and proprietary expertise in therapy delivery systems, provides MiniMed with a platform infrastructure to develop the facilities, pharmaceutical expertise and delivery systems to dispense medications, equipment and supplies to patients nationwide. Such a specialized health care delivery system could position the Company to offer added value to managed care organizations by offering payors an infrastructure that can efficiently and effectively serve large volumes of patients.

     Continue Product Innovation. The Company is currently developing enhancements to its most advanced external insulin pump and related disposables, continuing to improve and enhance its implantable insulin pump and developing other external and implantable pumps for alternative applications. The Company is also involved in the development of continuous glucose monitoring systems, including a hypoglycemia alert product and a physician monitor to be used by health care professionals to collect data over two to three days to evaluate glucose control of a patient. In December 1997, the Company filed an application for FDA clearance for these products. The Company intends to develop a patient monitor that will enable the patient to have a continual readout of his or her glucose levels. A long-term goal of the Company is to market a "closed loop" system, or artificial pancreas, which utilizes a sensor to control a pump for the automatic infusion of insulin. No assurance can be given, however, that any of these products can be developed or that the various components of any of such systems can be made to work together or obtain regulatory approval for commercial distribution or be accepted in the marketplace.

     Seek and Expand Strategic Alliances. The Company intends to continue efforts to expand the market for its products through strategic alliances with key partners. In the diabetes care marketplace, the Company will continue to collaborate and expand its relationships with insulin and glucose meter manufacturers and hospital service providers. The Company has a collaborative relationship with Hoechst to work together to develop and test the special insulin for use in the Company's implantable pump. Additionally, in 1996 the Company entered into a co-promotion agreement with Roche Diagnostics/Boehringer Mannheim Corporation ("Roche/BMC"), one of the two largest suppliers of glucose strip meters in the world, under which each company markets its products to the customers of the other, and in March 1997 the two companies entered into a co-development and co-promotion agreement under which they are collaborating on the development of a glucose management system for use primarily in hospitals.

PRODUCTS

     The following table summarizes certain information with respect to the Company's principal products in commercial distribution or under development.

                                                                                                         DATE
       PRODUCT                      DESCRIPTION                              STATUS                   INTRODUCED
       -------                      -----------                              ------                   ----------
EXTERNAL PUMPS
507 insulin pump         Fourth generation model               Commercially available(1)              1996
506 insulin pump         Third generation model                Commercially available(1)              1992
505 insulin pump         Reduced feature version of the        Commercially available in certain      1996
                         earlier 506                           foreign countries, principally the
                                                               EU
507C insulin pump        Similar to 507, but able to store     Under Development(1)
                         three months of patient data
Data collection          Communications cradle to download     Under development
  system                 patient information from the 507,
                         507C and other products under
                         development
Glucose management       Hospital based system to control      Under development(3)
  system                 glucose levels
DISPOSABLES AND
  ACCESSORIES
Sillouhette infusion     Insulin-compatible soft-angled        Commercially available(1)(4)           1997
  set                    tubing set with disconnect feature
Sof-set QR infusion      Insulin-compatible tubing set with    Commercially available(1)(4)           1995
  set                    soft cannula (instead of a needle)
                         and quick release feature
Sof-set infusion set     Similar to Sof-set QR, without        Commercially available(1)(4)           1987
                         quick release feature
Polyfin QR infusion      Insulin-compatible tubing set with    Commercially available(1)(4)           1997
  set                    needle and quick release feature
Polyfin infusion set     Similar to Polyfin QR, without        Commercially available(1)(4)           1985
                         quick release feature
Medication reservoir     Syringe-like reservoir used with      Commercially available(1)              1983
                         external insulin pump
Sof-serter               Automatic Sof-set cannula inserter    Commercially available(1)              1997
IMPLANTABLE PUMPS
MIP 2001                 Implanted under the skin of the       CE Mark received in EU; application
                         abdomen; used for insulin therapy     in preparation in U.S.(5)(6)
Constant Flow Pump       Single rate pump for certain drugs    Under development(7)
                         other than insulin
GLUCOSE MONITORING
  SYSTEMS
Hypoglycemia alert       Used by patient to warn of low        Regulatory submission pending(3)(8)
  monitor                glucose levels
Physician diagnostic     Used by health care professionals     Regulatory submission pending(3)(8)
  device                 to monitor patients continuously
                         for 2-3 days
Patient glucose          Used by the patient to                Under development(3)
  monitoring system      continuously monitor blood glucose
                         levels

---------------
(1) Cleared for commercial distribution in the U.S. under Section 510(k) approval and in several foreign countries, principally the EU.

(2) Requires 510(k) clearance process.

(3) Requires 510(k) clearance process with supporting clinical data.

(4) Labeled to be replaced every two or three days.

(5) Approved for commercial distribution in the EU (March 1995); approval for special insulin pending in EU.

(6) Requires combined PMA/NDA product application with respect to the implantable pump and the special insulin manufactured by Hoechst

(7) Requires PMA approval.

(8) 510(k) submission pending with the FDA.

  Current Products

     External Insulin Pumps. The Company's external pumps are designed to provide the patient with an easy, comfortable and flexible means of insulin infusion in order to maintain glucose levels. They are generally worn by the patient attached to a belt, placed in a pocket, strapped to a leg or worn on a cord around the neck. The Company's most recent version of its external pumps, the Model 507, was introduced in June 1996. The Model 507 weighs approximately 3 1/2 ounces and is about the size of a pager. The pump can accurately deliver throughout the day a controlled, programmable profile of insulin in several hundred microinfusions of one microliter each. The insulin delivery profile can thus be adjusted to meet individual needs. The insulin is delivered from the pump through special insulin-compatible tubing either to a needle or soft cannula (a tiny tube which penetrates the skin), usually into the subcutaneous tissue of the abdomen.

     The Model 507 represents the fourth generation of the Company's external pumps, the first of which was introduced in 1983. The Company's pumps have many safety features, including numerous alarms (36 in the Model 507), maximum limitations on the rate and amount of basal and bolus deliveries, and automatic shut-off mechanisms to prevent excessive delivery of insulin. It stores a record of the timing and size of the last 12 bolus doses administered plus daily totals for the past seven days' insulin delivery. It provides the ability to set a temporary basal rate for particular activities such as exercise, and it can be programmed to turn itself off if the user does not enter a command for a specified period of time. It offers an extended bolus delivery over time ("square wave bolus"), which is especially useful with very fast-acting insulin analogs and is especially important for high fat content foods. The Model 507 also incorporates a backlight that makes it easier for a patient to program his or her pump in low light conditions, and an audible bolus indicator for the vision impaired.

     In September 1996, the Company introduced its Model 505 external insulin pump. This pump is a reduced feature version of the earlier Model 506. It has full bolus programming capability but only a single basal rate. It is intended primarily for those markets where more sophisticated technology has not yet been introduced.

     Insulin pumps and associated disposables are prescribed by physicians to achieve better control of glucose levels. When a pump is prescribed, a nurse typically assists in teaching the patient how to use the pump and the related skills, such as calculating the appropriate amount of insulin for boluses. A patient typically returns to the physician's office for periodic check-ups and often contacts the Company's Clinical Services Department for information. While the Company believes that its external pumps significantly improve the quality of life of their users and have also become increasingly easy to use, physicians do not prescribe external pumps for certain patients using intensive therapy because the pumps are a relatively sophisticated means of delivering insulin and some patients do not have the motivation and ability to understand and correctly use them. Also some patients, particularly in their teenage and early adult years, may object to pumps because they do not like the idea of having a device attached to their bodies.

     Disposables. The Company's external pumps are used with disposable elements consisting of a tubing set and a special syringe-type reservoir, which stores the insulin in the pump. The most popular tubing sets with soft cannulas have been marketed under the trade name Sof-set. The Company has introduced more advanced versions, called the Sof-set QR (for Quick Release), the Sof-set Ultimate QR (incorporating several enhancements over the Sof-set QR which are designed to provide greater patient comfort) and the

Polyfin QR, all of which incorporate a quick release connector so that patients can more conveniently and discreetly disconnect the pump for showering, bathing, swimming, exercise or intimacy. To facilitate the insertion of the cannula through the skin, the Company has developed a device known as the Sof-serter, which allows the patient to automatically insert the cannula. In 1997, the Company signed cooperation agreements with Maersk Medical to distribute new models of infusion sets, one of which is currently marketed under the name Silhouette. The Silhouette is a soft-angled infusion set that also incorporates a disconnect feature.
These disposables provide the Company with a continuing source of revenue from pump customers. Most of these products are labeled to be replaced every 48-72 hours.

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

     Clinical trials of the Company's MIP 2001 implantable pump began in the U.S. and France in 1990. Approximately 260 patients participated in the formal trial, and approximately 350 additional patients received implantable pumps outside of the trial. Additionally, many pumps have been implanted in Europe (mostly in France) outside of the clinical trial, bringing the total number of units implanted (including replacements) through December 31, 1997 to approximately 1,200.

     During the early phase of the trials there was a tendency in approximately 10-15% of patients for blockage or clogging of the intra-peritoneal catheter or for deposits to collect on a pump valve, resulting in a decreased rate of infusion. These problems began to escalate in late 1993, resulting in the Company's decision in June 1994 to discontinue implants in new patients except for compassionate use. The escalation of the problem was traced to changes in the insulin when the supplier transferred manufacturing from a pilot facility to a production facility. The Company was able to develop a special rinsing procedure to restore full function in most patients and a "side-port catheter" to simplify this rinsing procedure. As a result, a limited number of implants were resumed in France, pending final regulatory approval of the insulin. Regulatory approval in the U.S. and the EU has been delayed by these problems with the insulin and by the amount of time required to test both pilot and full production lots of improved insulin.

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

     The Company received certification under applicable ISO quality standards and received the CE Mark in March 1995 for the MIP 2001 implantable pump, permitting commercial sale throughout the EU. However, separate approval from the EU is required for the insulin, and Hoechst has applied for this approval. No assurance can be given that such approval will be received. Full commercial distribution of the Company's implantable pump in the EU will be limited until the special insulin required for use in the pump is approved.

     The Company decided not to resume new patient implants in the U.S. until FDA approval is received because of the high costs of the clinical trial monitoring and certain other design and manufacturing problems with the MIP 2001 implantable pump have arisen. The Company is continuing to address these problems and to pursue approval for commercial sale of the implantable pump in the U.S. and is working with Hoechst under a procedure established by the FDA for approval of a combined application for the Company's pump and the Hoechst insulin. The Company has completed preparation of the PMA element of the application for the implantable pump and is working with Hoechst in the preparation of the NDA element of the application for the special insulin. No assurance can be given that problems with the MIP 2001 implantable pump and/or the insulin will be successfully resolved or these applications will be approved by the FDA. If approved, the labeling would limit this insulin for use only in combination with the Company's implantable pump. If Hoechst were to cease its efforts to obtain FDA approval or cease to manufacture the insulin, the Company's implantable pump program would be materially and adversely affected.

  Products Under Development

     The Company believes that its success in the future will depend on continuing to enhance its existing products and developing new products for the treatment of diabetes and other medical conditions.

     External Pumps. The Company is developing a variation of its Model 507 insulin pump, known as the Model 507C, which will have the capability of storing in its electronic memory up to three months of information tracking the insulin use of the patient. A second product being developed, the data collection system, will permit health care professionals to download to a personal computer this information from the 507 or 507C, process the information using special software and print out the results in summary or graphical form. This information will enable the professional to assess the glucose control of the patient over the three month period and, where indicated, to adjust the insulin delivery protocol for the patient. The Company has operating prototypes of these products and is in the process of testing them and enhancing their design. The Company obtained clearance by the FDA through the 510(k) process for the 507C in 1997. The Company is also working on next generation pumps which it feels will contain significant improvements over the 507 and 507C.

     The Company is developing a glucose management system in collaboration with Roche/BMC for use primarily in hospitals. The system is designed to enable health care professionals to better control the glucose levels of their patients. The device is expected to be submitted for FDA approval through the 510(k) process.

     Disposables and Accessories. The Company is continuously working to improve its disposables and accessories. The Company is currently working on a new generation of disposables in an effort to improve current disposable product offerings.

     Glucose Monitoring Systems. The Company is developing glucose monitoring systems which are designed to provide continuous measurement of glucose levels without the need to draw blood. Although the Company's development efforts are at an advanced stage, no assurance can be given that the development of these products will be successful or that they will be approved for commercial distribution. All of these products will utilize a small, thin, pliable microsensor, the "subcutaneous sensor," which is to be inserted into subcutaneous tissue, generally in the abdomen or upper arm, to detect glucose levels. Each sensor is expected to last approximately 3 1/2 days, after which the patient would replace it with another sensor in a different location. The sensor monitors glucose levels every 10 seconds and records averages over five minute intervals, providing patients and physicians with an accurate continuous glucose profile.

     A series of products using this technology is planned. The first two products involve the Company's glucose sensor connected by wire to a recording/display device and others are currently planned with telemetry, permitting wireless communication. One of the first two products will provide programmable alarms for low glucose levels to warn the patient when glucose levels become too low. This early device will record but will not display actual glucose readings. The second product will involve the same hardware but is to be used by health care professionals to evaluate glycemic control, much like a cardiologist uses a Holter monitor to monitor cardiac electrical function. This product will record glucose levels and trends for two to three days after which the data can be downloaded by the professional into a personal computer for evaluation. In using this system the patient will be asked to use various prompts to input times of meals, amounts of carbohydrate, exercise times, and other events affecting glucose metabolism. After obtaining additional clinical experience with these initial products, the Company anticipates filing for FDA clearance for a product that will be used by patients to continuously monitor glucose levels. The Company expects to miniaturize the display unit for this device so that it can be worn like a wristwatch or carried in a pocket.

     During 1997, the Company conducted a series of clinical trials which evaluated the accuracy and stability of the sensor. Significant data was collected, compiled and evaluated during these clinical trials, which included more than 7,000 comparison blood glucose meter measurements recorded over 1,100 patient days. On December 17, 1997, the Company filed an application to the FDA for 510(k) clearance of the first two products, consisting of the physician diagnostic product and a hypoglycemia alert monitor.

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

  Future Products

     A long-term goal of the Company is to market a system in which a version of an implantable pump would be coupled with a long-term glucose sensor in a "closed-loop" system in what would essentially constitute an artificial pancreas. The goal is to create a device that would automatically maintain glucose levels within a normal range via feedback from the sensor to the pump to continuously adjust the rate of insulin infusion without constant intervention and programming by the patient or physician.

     In order for such a system to be feasible, the Company would need to develop or acquire the technology for a long-term sensor, as well as develop or acquire appropriate technology for the sensor to control an implantable pump so that they function as a closed-loop system. To that end, the Company is considering entering into certain agreements with Medical Research Group LLC ("MRG"), an entity in which the Company's Chairman and CEO owns a significant interest, to, among other things, acquire an option to the marketing rights to long-term sensor technology under development by MRG.

     A complete closed-loop system, as described above, would require an IDE (as defined below) and a PMA, the timing of which are as yet undetermined. No assurance can be given that further development of the combined system of implantable pump and long-term sensor will be successful or that it will prove to be safe and effective and be approved for commercial distribution.

RESEARCH AND DEVELOPMENT

     The Company's research and development activities are performed primarily by its research and development organization, which consisted of 82 persons as of February 28, 1998. The Company obtains its product ideas from its staff and Medical Advisory Board, as well as patients and health care professionals, whose opinions on products are actively solicited through surveys, field visits, medical symposia, focus groups and personal relationships. All research and development costs are expensed as incurred, and for 1995, 1996, and 1997, research and development expenses were $7,095,000, $7,900,000 and $9,447,000 respectively.

MARKETING AND SALES

     Orders for the Company's external insulin pumps in the U.S. are typically placed by the patient upon the advice and recommendation of his or her physician, who provides a prescription. The Company's primary marketing efforts are focused on endocrinologists, diabetologists and other health care professionals who treat diabetes, and on third-party payors. The Company believes that more than 90% of the Company's revenues from the sale of its external pumps and related disposables are reimbursed by third-party payors (subject to applicable deductible and copayment amounts). The Company has begun to broaden its marketing efforts to include those primary care physicians who treat relatively large numbers of diabetics in managed care organizations. The Company sponsors educational symposia in intensive diabetes management for physicians, other health care professionals and third-party payors, teaching the benefits of, and providing training in, pump therapy. The Company has trained over 5,000 health care professionals in the use of its insulin pumps for intensive management of patients and intends during 1998 to conduct 40 one-day and nine two-day symposia in the U.S. and 12 one-day symposia in Europe. Roche/BMC and Eli Lilly & Co. contribute to the funding of these educational programs.

     The Company also seeks to develop patient interest in and demand for diabetes products by providing patients with access to its existing substantial service and support network, including: (i) the services of an experienced Clinical Services Department available by telephone, toll-free, 24-hours per day, seven days per week, to answer patient questions and provide guidance, advice and trouble-shooting regarding daily pump use; (ii) free short-term, replacement pumps sent within 48 hours or less to promote continuous therapy;
(iii) an insurance assistance department consisting of 22 people at February 28, 1998 (exclusive of an additional 35 people involved in reimbursement related activities acquired in the HMS transaction) to answer questions, simplify and expedite claims processing and assist patients in obtaining third-party reimbursement; (iv) participation in a patient advocacy program in collaboration with the American Association of Clinical Endocrinologists; (v) an extensive Internet web site (www.minimed.com); (vi) advertisements in targeted media; and
(vii) free videotapes and other educational material. Under their co-promotion agreement, the Company and Roche/BMC each send targeted advertising to patients describing the other's products, including in the case of materials sent by Roche/BMC, descriptions of the Company's patient service and support network. The Company has recently expanded its insurance support activities to better address the growing managed care segment of health care payors in the U.S. The Company has arrangements with over 100 third-party payors providing for reimbursement for the Company's external pumps, including contracts with Aetna/U.S. Healthcare, Inc., United Healthcare, PacifiCare, Prudential and various Blue Cross/Blue Shield affiliates.

     The Company markets its diabetes products and serves customers through a combination of a direct sales organization and distributors. With the purchase of HMS, the Company significantly increased the size of its sales force. In addition to senior sales and marketing management and an extensive in-house support staff, as of February 28, 1998, the direct sales organization in the U.S. consisted of four regional directors and 80 field staff personnel, including eight field insurance coordinators. These representatives are extensively trained and specialize in diabetes therapy and the use of the Company's products. The Company compensates its sales representatives in the U.S. with a base salary, a sales commission and an annual bonus based on meeting performance objectives. In the U.S., the Company also contracts with nurse educators (many of whom are registered nurses) who assist in educating potential patients about use of the Company's external pumps.

     The Company believes that its strategy of maintaining its own direct sales force dedicated to diabetes is an important factor in market development and an important competitive advantage. Nevertheless, the Company also utilizes independent distributors in the U.S. to augment its direct sales force and increase the number of physicians served. As a result of its continued investment in its internal reimbursement capabilities and its recent acquisition of HMS, the Company anticipates that the percentage of its sales made through its direct sales force will increase. Internationally, independent distributors are used to provide sales coverage in geographic areas not served by the Company's direct sales force. Also, some third-party payors in the U.S. require that certain classes of purchases be made through specified distributors, and certain distributors in the U.S. and internationally maintain substantial infrastructure to support physician and patient needs.

     Internationally, the Company has its own sales organizations for France, Germany, the Netherlands, Belgium and Luxembourg, consisting of 25 people at February 28, 1998, including administrative staff. The Company also completed the acquisition of Dartec AB, which will give the Company a third European subsidiary to better serve Scandinavia and the Baltic region. The Company also has a distribution manager in the United Kingdom and utilizes independent distributors in other countries. The Company believes that the international market provides a significant opportunity for growth and is seeking to expand its international sales. International sales increased from 7.4% of total revenues in 1992 to 13.8% in 1997. Also, the Company expects that some of its new products and new applications will be introduced in foreign countries prior to their introduction in the U.S. because the regulatory approval process in other countries has generally been less time consuming and less expensive than in the U.S.

     With its acquisition of HMS, the Company has established a presence in the market for additional diabetes products and supplies such as strips and meters. The Company believes that the distribution of additional diabetes products and supplies will compliment its existing distribution network for insulin pumps and supplies. It will also provide the Company with a means to efficiently distribute its continuous glucose monitoring systems.

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

     The Company's Quality Assurance Department provides guidance to vendors and performs inspections and product tests at various steps in the manufacturing cycle to ensure compliance with the Company's stringent specifications. The manufacturing facilities are subject to periodic inspection by regulatory authorities. In 1995 the Company was approved under International Standards Organization ("ISO") 9002 relating to quality standards, and in 1996 it was approved under ISO 9001 relating to design control standards. Such approvals enable the Company to quickly introduce certain products into the EU based on annual certification of the Company's quality system.

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

COMPETITION

     At present the Company considers its primary competition in the diabetes market for its infusion systems to be injection therapy. The Company competes against injection therapy primarily by educating doctors, nurses, patients and managed care organizations and other third-party payors about the need for intensive management of glucose levels and the advantages of pump therapy over multiple daily injections.

     In the sale of its external pumps, the Company competes with Disetronic Medical Systems, Inc. ("Disetronic"), which introduced a competitive external pump product in the U.S. approximately six years ago. The Company estimates that Disetronic currently has approximately 25% of the U.S. market for external pumps for new patients. Internationally, in addition to Disetronic, the Company competes in the insulin pump market against several smaller suppliers which generally offer less sophisticated products. The Company competes with other pump makers primarily on the basis of product design, quality and utility, physician and patient education and support services and price. There can be no assurance that past, current and potential makers of competitive pumps, some of which may have substantially greater financial, technical, marketing and other resources than the Company, will not become more significant factors in the future. The Company believes that it may be faced with additional competition in the near future.

     Numerous companies, some of which have substantially greater financial, technical, manufacturing, marketing and other resources than the Company, are attempting to develop a variety of products for glucose measurement. Some of these products are directed toward non-invasive measurement systems, generally using near-infrared spectroscopic light directed through tissue, such as by analysis of light reflectance from an arm or transmission through a finger inserted into a well, through an ear lobe or through other tissue. The technical obstacles to such technologies are substantial and to date no such instrument has been approved for commercial distribution by the FDA. However, if such efforts are successful and provided universal calibration is possible (so far all reports indicate that even with extensive, individual calibration, results are not adequate), then applications that can be adequately served by intermittent measurements, such as measurements in doctors' offices, might be served with such instruments. There are also several efforts directed to reducing the discomfort associated with the finger pricks required with current glucose meter systems by reducing the depth of penetration of the needle, using a laser and/or using other methods to breach the outer derma layers so as to extract interstitial fluid rather than blood. Still other approaches are being pursued for glucose level determination including attempts to draw out interstitial fluid by electrical or chemical means and then measuring the glucose. There are also at least three other efforts being directed toward subcutaneous measurement with electrochemical sensors. It is possible that some patients might prefer such systems to the Company's continuous glucose monitors for routine monitoring. The successful development and acceptance of non-invasive or minimally invasive glucose measurement systems or systems without pain could therefore have a material adverse effect on the Company's glucose sensor program.

     The distribution of diabetes supplies and prescription drugs are highly competitive businesses. The Company believes that its principal competition in these areas will come from national mail order pharmacies, local and national retail and hospital pharmacies, cost containment and managed care companies and other distributors of diabetes supplies. Many of these companies have substantially greater resources than the Company. Moreover, the health care industry generally and the provider segment in particular, has experienced and is expected to continue to experience consolidation. This trend could produce additional competitors having larger and substantially greater resources than the Company. Competitive pressure could cause the Company to lose or fail to gain market share or experience significant price erosion. The Company competes on the basis of customer service, convenience, product availability and price. In the field of diabetes supplies, Universal Self Care, Inc., Transworld Home Healthcare, Inc., Chronimed Inc. and Polymedica Industries, Inc. are publicly-held companies that will compete with the Company. The Company expects that it will have no significant direct competitor in its pharmacy operations recently acquired in the HMS transaction as the Company plans to concentrate on the distribution of pharmaceuticals that are proprietary to MiniMed.

     A number of companies and medical researchers are pursuing new delivery devices, delivery technologies, procedures, drugs and bioengineered therapeutics for the treatment and prevention of diabetes, such as for example, pancreas transplantation and insulin-producing islet and beta cell preparations and devices. If successful, these technologies and/or medical procedures could have a material adverse effect on the Company's business, financial condition and results of operations and could possibly render the Company's products obsolete.

PATENTS, PROPRIETARY RIGHTS AND TRADEMARKS

     The Company files patent applications to protect technology, inventions and improvements that it considers important to the development of its business. The Company currently holds numerous issued U.S. patents and foreign patents and has pending many U.S. and foreign patent applications that cover various aspects of its technology. In addition, the Company has exclusive licenses under a number of patents and holds fully paid, non-exclusive, worldwide licenses to several other patents relating to implantable pumps.

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

     The Company owns the trademarks MiniMed, Sof-set, Sof-set QR, Sof-set Ultimate QR, Polyfin, Silhouette and certain other trademarks. The Company also relies on certain trade secrets and proprietary know-how that it seeks to protect, in part, through confidentiality agreements with its employees and consultants. There can be no assurances that any unprotected information will not also be developed by others.

GOVERNMENT REGULATION

     Clinical testing, manufacture and sale of the Company's products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign agencies. In the U.S., the Company is required to register as a medical device manufacturer with the FDA and state agencies such as the Food and Drug Branch of the California Department of Health Services ("DHS"). The Company is subject to inspection on a routine basis by both the FDA and the DHS for compliance with the FDA's Quality Systems Regulation ("QSR"). These regulations impose certain procedural and documentation requirements upon the Company with respect to manufacturing and quality assurance activities. Hoechst, the manufacturer of the special insulin to be used in the Company's implantable pump, is also subject to regulation and inspection by the FDA, as well as European regulatory agencies.

     Under the Federal Food, Drug and Cosmetic Act (the "Act"), as amended, medical devices are classified into one of three classes (i.e., Class I, II, or III) on the basis of the controls necessary to reasonably ensure their safety and effectiveness. Safety and effectiveness can reasonably be assured for Class I devices through general controls (e.g., labeling, premarket notification and adherence to QSRs) and for Class II devices through the use of general and special controls (e.g., performance standards, postmarket surveillance, patient registries, and FDA guidelines). Generally, Class III devices are those which must receive PMA by the FDA to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable devices, or new devices which have been found not to be substantially equivalent to legally marketed Class I or Class II devices).

     Before a new device can be introduced to the market, the manufacturer generally must obtain FDA clearance through either a 510(k) premarket notification or a PMA. A 510(k) clearance will be granted if the submitted data establishes that the proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device, or to a pre-amendment Class III medical device for which the FDA has not called for PMAs. Generally an application for 510(k) clearance only requires submission of a file, including design, manufacturing, test and marketing information, including labeling. However, in some cases the FDA requires clinical trials under an IDE (as defined below), even for products to be cleared under the 510(k) process, There can be no assurance that the Company will obtain 510(k) premarket clearance for any of the devices for which it may file a 510(k) notice. The FDA may determine that the proposed device is not substantially equivalent, or that additional data are needed before a substantial equivalence determination can be made. A "not substantially equivalent" determination, or a request for additional data, could delay the market introduction of new products that fall into this category and could have a material adverse effect on the Company's business, financial condition and results of operations.

     External pumps have generally qualified for clearance under Section 510(k), although certain features of advanced pumps may require clinical validation. The Company's Models 507C, 507, 506, and 505 external pumps have all been cleared by the FDA pursuant to the Section 510(k) premarket notification process. Modifications or enhancements to the Company's products that are cleared through the 510(k) process that could significantly affect safety or effectiveness will require new submissions. The Company has made certain changes to its cleared devices which the Company believes do not require the submission of new 510(k) notifications. However, there can be no assurance that the FDA will agree with the Company's determinations and not require the Company to submit new 510(k) notifications for any of these modifications. The Company believes its short term subcutaneous glucose monitor may be cleared through the 510(k) process after a limited clinical trial and, in December 1997, the Company filed for 510(k) clearance for its first two glucose sensor products, but there is no assurance that the FDA will not later require the more stringent PMA application process for such devices.

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

     Although by statute the FDA is granted 180 days in which to review a PMA or NDA and either approve or disapprove it, in practice the FDA has often taken much longer. Generally, during the review, the FDA will request additional data and the applicant will agree to extend the review time. The FDA will make an initial assessment as to whether the PMA or NDA is sufficiently complete for review and may require the development and submission of additional data or analyses. The PMA and NDA processing in the past has typically lasted more than a year from the time of filing, and in some cases several years, but the FDA is being pressured to meet its statutory timelines. Many such reviews are now being completed within six months, but others are not, and there is no assurance when or if an application will be approved.

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

     The FDA also conducts inspections to determine whether the Company conforms with QSR, and subsequent QSR inspections will continue after the FDA approval. A QSR inspection (such inspection was carried out under the FDA's Good Manufacturing Practices guidelines that were subsequently replaced by QSR) was last completed in May of 1997, with only minor citations, which have all been corrected. A further such inspection may be conducted relative to any PMA application submitted by the Company for other products or pursuant to the FDA's practice of performing periodic inspections.

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

     Exports of products subject to 510(k) notification requirements, but not yet cleared to market, are permitted without FDA export approval, provided that certain requirements are met. Unapproved products subject to PMA requirements must receive prior FDA export approval unless they are approved for use by any member country of the EU and certain other countries, including Australia, Canada, Israel, Japan, New Zealand, Switzerland and South Africa, in which case they can be exported to any country without prior FDA approval. International sales are subject to foreign government regulation, the requirements of which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. Within the next several years, a company must obtain the CE Mark prior to sale within the EU of certain medical devices, including implantable products. During this process, the sponsor must demonstrate compliance with ISO manufacturing and quality requirements. The Company received approval for use of its implantable insulin pump in France in June 1993. In March 1995, the Company obtained the CE Mark to market its implantable pump throughout the EU, but full commercial distribution of the Company's implantable pump in the EU will be limited until the special insulin required for use in the pump is approved and made available. In March 1995, the Company received certification under applicable ISO 9002 quality standards and in July, 1996 received certification under ISO 9001 design control standards. As is the case with QSR inspections in the U.S., inspections by various foreign bodies will continue in the EU on a periodic basis after receipt of the CE Mark.

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

     With its acquisition of the pharmacy businesses of HMS, the Company is now subject to various federal and state regulatory requirements relating the distribution of prescription pharmaceuticals. For example, the US Drug Enforcement Administration ("DEA") regulates controlled drug substances, such as narcotics, under the Controlled Substances Act and the Controlled Substances Import and Export Act. Manufacturers, distributors and dispensers of controlled substances must be registered and inspected by the DEA, and are subject to reporting and record keeping requirements. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations in the future or that such laws or regulations will not have a material adverse effect upon the Company's ability to do business.

THIRD-PARTY REIMBURSEMENT

     In the U.S., the Company's products are generally purchased directly by patients, physicians, physician groups, hospitals, and/or dealers. In many cases the Company, on behalf of the patients, bills third-party payors, including private insurance companies, health maintenance organizations, preferred provider organizations, other managed care providers, and, to a limited extent, Medicaid. Under the Medicaid program, states generally reimburse for approved procedures on a reasonable cost or fee schedule basis. Currently, certain states reimburse for the Company's products under the Medicaid program. Although the Company does not currently derive revenues from the Medicare program for any of its products, it is in the process of seeking coverage for its external pump. The Company believes that the primary value of Medicare coverage for its insulin pumps and related disposables today is that it may facilitate reimbursement by other third party payors because they often follow Medicare guidelines. The Budget Reconciliation Act of 1997, however, passed by Congress and signed into law by President Clinton provides $2.1 billion in federal funding over the next five years for diabetes education and training, as well as funds for diabetes products. There is no certainty that the Budget Reconciliation Act of 1997, or any other legislation expanding coverage for diabetes which is currently, or will in the future, be considered, will benefit the Company's products.

     The Company maintains an insurance assistance department consisting of 22 people at February 28, 1998 (exclusive of an additional 35 people involved in reimbursement related activities acquired in the HMS transaction) to simplify and expedite claims processing and to assist patients in obtaining third-party reimbursement. The Company believes that more than 90% of the revenues from Company's external pump and related disposable sales are reimbursed by third-party payors (subject to applicable deductible and copayment amounts).

     Third-party payors may also decline to reimburse for procedures, supplies or services determined to be not "medically necessary" or "reasonable." Certain payors have initially indicated that they would decline to reimburse for certain of the Company's products on that basis. The Company attempts to deter and reverse such practices through education and has expanded its insurance assistance efforts toward this end. These efforts are usually successful, but such reimbursement may become less likely in the future as pressure continues to mount for lower health care costs and particularly near term costs.

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

PRODUCT LIABILITY AND WARRANTIES

     The Company's external pumps are generally warranted for various periods ranging from two to four years. The special motors contained in the Company's external pumps are warranted for life. The Company sets aside a reserve based on monthly return rates to pay for customer service and repair of products. Additional reserves are set aside during early stages of product introduction. The Company believes such reserves to be adequate, but in the event of a major product problem or recall, the reserves may be inadequate to cover all costs, and such event could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's business involves the inherent risk of product liability claims. The Company maintains product liability insurance with coverage limits of $15 million per occurrence and an annual aggregate maximum of $15 million, with a deductible of $50,000 per occurrence. There can be no assurance that this insurance coverage will continue to be available on terms acceptable to the Company or that such coverage will be adequate for liabilities actually incurred.

EMPLOYEES

     As of February 28, 1998, the Company employed 485 full-time persons (exclusive of HMS), plus 33 temporary employees, including 82 in research and development, 149 in manufacturing, production engineering and quality assurance, 126 in administration and 138 in sales and marketing. As of February 28, 1998, the Company also employed 133 employees as part of HMS. The Company believes that the success of its business depends, in part, on its ability to attract and retain qualified personnel, particularly qualified scientific, technical and key management personnel. The Company believes its relationships with its employees are good.

ITEM 2. PROPERTIES

     The Company owns its current primary facilities with an aggregate of approximately 175,000 square feet in Sylmar, California. Approximately 23,400 square feet of the space is leased to Alfred E. Mann, the Company's Chairman and Chief Executive Officer. In conjunction with its acquisition of HMS, the Company acquired ownership of a facility in Hollywood, Florida that houses most of the operations of HMS and contains an aggregate of approximately 32,000 square feet.

     The Company is currently participating in ongoing negotiations with the California State University Northridge ("CSUN"), and its affiliated development corporation, relating to the possible lease of up to 36 acres of land on the CSUN campus in Northridge, California. The Company contemplates constructing up to 655,000 square feet of building space in three phases over a three to five year period to address its future space requirements for its manufacturing, administrative and other activities. The Company believes that, if successfully consummated, its expansion on the CSUN campus will address the Company's space requirements for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     On September 11, 1996, the Company filed an action against Fimed, Inc. ("Fimed") in Los Angeles County Superior Court seeking declaratory relief and rescission of a distributorship agreement giving Fimed an exclusive right to distribute the Company's external pumps using third-party consumer financing. The Company alleged that Fimed fraudulently induced the Company to enter into the agreement and failed to disclose material facts. Fimed answered the Company's complaint generally denying the allegations but also asserted counterclaims against the Company alleging breach of contract, promissory fraud, unfair competition, intentional interference with prospective economic advantage, defamation (libel and slander) and abuse of process and seeking compensatory damages of $400 million, plus punitive damages. No significant amount of the Company's products has ever been sold using third-party consumer financing, and Fimed never made any sales under the agreement. The Company notified Fimed that the Company was seeking rescission of the agreement less than six months after it was signed and before Fimed began marketing the Company's products. The Company believes that it has meritorious defenses to the counterclaim asserted by Fimed. The Company intends to prosecute its claim against Fimed and defend against the counterclaim vigorously. Discovery in the litigation has been substantially completed and a trial date has been set for October 13, 1998.

     The Company is not presently a party to any other material pending legal proceedings. The Company may be subject from time to time to various other legal proceedings, including product liability and employment claims, which arise in the ordinary course of its business. The Company believes that none of such proceedings, individually or in the aggregate, are likely to have a material adverse effect on its business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock commenced trading on the Nasdaq National Market under the symbol "MNMD" on July 25, 1995. The following table sets forth, for the periods indicated, the intra-day high and low sales prices per share of Common Stock on the Nasdaq National Market:

                                                              HIGH      LOW
                                                             ------    ------
1997
  Fourth Quarter Ended January 2, 1998...................    $44.50    $33.25
  Third Quarter Ended September 26, 1997.................     39.13     26.25
  Second Quarter Ended June 27, 1997.....................     27.25     22.50
  First Quarter Ended March 28, 1997.....................     34.75     24.63
1996
  Fourth Quarter Ended December 27, 1996.................    $32.75    $23.50
  Third Quarter Ended September 27, 1996.................     29.75     18.25
  Second Quarter Ended June 28, 1996.....................     33.75     16.25
  First Quarter Ended March 29, 1996.....................     18.25     12.25

RECORD HOLDERS

     The last reported sale price of the Common Stock on the Nasdaq National Market on March 13, 1998 was $39.50. As of March 13, 1998, there were approximately 391 stockholders of record of the Company's Common Stock.

DIVIDENDS

     The Company has never declared or paid any cash dividends on its Common Stock. The Company currently intends to retain all available funds for use in its business and therefore does not anticipate paying any cash dividends in the foreseeable future. Any future determination relating to dividend policy will be made in the discretion of the Board of Directors of the Company and will depend on a number of factors, including the future earnings, capital requirements, financial condition and future prospects of the Company and such other factors as the Board of Directors may deem relevant.

SALES OF UNREGISTERED SECURITIES

     Effective January 2, 1998, the Company acquired all of the outstanding shares of capital stock of HMS pursuant to the terms of the Reorganization Agreement, as amended (the "Reorganization Agreement") among Robert A. Kusher, Craig Lowy, the Company and MiniMed Distribution Corp., a wholly owned subsidiary of the Company ("MDC") and dated as of October 19, 1997. Pursuant to the Reorganization Agreement, MDC received all of the outstanding shares of capital stock of HMS in exchange for 374,884 shares of common stock of the Company with a value of approximately $14.2 million.

     The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, in the acquisition of HMS and the related sale of unregistered securities contemplated by the Reorganization Agreement.

ITEM 6. SELECTED FINANCIAL DATA

     The following table summarizes certain selected consolidated financial data, which should be read in conjunction with the financial statements and notes thereto included elsewhere herein and with "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected consolidated financial data as of January 2, 1998, December 27, 1996, December 29, 1995 and December 31, 1994 and 1993, and for each of the five fiscal years in the period ended January 2, 1998 have been derived from the audited financial statements of MiniMed Inc., which have been audited by Deloitte & Touche LLP, the independent auditors.

                                         YEAR ENDED          YEAR ENDED     YEAR ENDED    YEAR ENDED
                                        DECEMBER 31,        DECEMBER 29,   DECEMBER 27,   JANUARY 2,
                                    ---------------------   ------------   ------------   ----------
                                      1993        1994          1995           1996          1998
                                    ---------   ---------   ------------   ------------   ----------
                                                  IN THOUSANDS, EXCEPT PER SHARE DATA
STATEMENT OF OPERATIONS DATA:
Net sales........................   $  35,769   $  43,105    $   56,906     $   76,396    $   99,492
Cost of sales....................      17,506      20,847        22,780         32,314        38,704
                                    ---------   ---------    ----------     ----------    ----------
Gross profit.....................      18,263      22,258        34,126         44,082        60,788
Operating expenses:
  Selling, general and
     administrative..............      15,236      17,991        24,379         32,101        41,237
  Research and development.......       3,998       5,372         7,095          7,900         9,447
  Merger related expenses........           0           0             0              0         1,000
                                    ---------   ---------    ----------     ----------    ----------
     Total operating expenses....      19,234      23,363        31,474         40,001        51,684
                                    =========   =========    ==========     ==========    ==========
Operating income (loss)..........        (971)     (1,105)        2,652          4,081         9,104
Interest expense.................        (410)       (564)         (418)          (163)         (237)
Other income, including interest
  income.........................         154         228           965          1,062         1,851
                                    ---------   ---------    ----------     ----------    ----------
Income (loss) before taxes.......      (1,227)     (1,441)        3,199          4,980        10,718
Provision for income taxes.......        (113)          0          (854)        (1,662)       (4,029)
                                    =========   =========    ==========     ==========    ==========
Net income (loss)................   $  (1,340)  $  (1,441)   $    2,345     $    3,318    $    6,689
                                    =========   =========    ==========     ==========    ==========
Basic income (loss) per share....   $   (0.16)  $   (0.18)   $     0.24     $     0.28    $     0.52
                                    =========   =========    ==========     ==========    ==========
Weighted average number of common
  shares used in computing basic
  net income (loss) per share....   8,180,000   8,143,000     9,668,000     11,941,999    12,905,000
                                    =========   =========    ==========     ==========    ==========
Diluted income (loss) per
  share..........................   $   (0.16)  $   (0.18)   $     0.22     $     0.26    $     0.49
                                    =========   =========    ==========     ==========    ==========
Weighted average number of common
  shares used in computing
  diluted net income (loss) per
  share..........................   8,180,000   8,143,000    10,718,000     12,567,000    13,556,000
                                    =========   =========    ==========     ==========    ==========

                                        DECEMBER 31,       DECEMBER 29,    DECEMBER 27,    JANUARY 2,
                                     ------------------    ------------    ------------    ----------
                                      1993       1994          1995            1996           1998
                                     -------    -------    ------------    ------------    ----------
                                                               IN THOUSANDS
BALANCE SHEET DATA:
Working capital..................    $ 8,606    $13,428      $32,133         $36,153        $63,409
Total assets.....................     20,018     25,422       56,561          64,424        105,819
Notes payable, net of current
  portion........................      7,286      7,000          885           1,528            728
Redeemable, convertible preferred
  stock..........................          0      8,513            0               0              0
Retained earnings (accumulated
  deficit).......................     (1,813)    (3,758)      (1,924)          1,394          8,083
Total stockholders' equity.......      3,765      4,907       42,120          48,131         83,083

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations of MiniMed should be read in conjunction with the consolidated financial statements and the related notes thereto incorporated by reference herein. The discussion in this Annual Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed in the forward-looking statements. See language relating to forward-looking statements at the top of page 2 of this Annual Report on Form 10-K.

GENERAL

     The Company's sales and profits have been generated primarily through the sale of external pumps and disposable products used to deliver insulin in the intensive management of diabetes. With its acquisition of HMS effective January 2, 1998, the Company's consolidated operating results also include sales related to the distribution of other diabetes supplies and pharmacy products. All operating results have been restated to include the operations of HMS after $1.0 million in acquisition expenses, as this acquisition has been accounted for as a poolingof-interests.

     Product development and manufacturing operations have focused on three product lines: external pumps and related disposables, implantable insulin pumps and continuous glucose monitoring systems. Future developments of the external pumps and disposable product lines will focus upon improving the existing technology for its current use in diabetes treatment and the utilization of this technology for the treatment of other medical conditions. There have been no sales of glucose monitoring systems to date. Sales activity of the implantable insulin pump continues to be irregular until full regulatory approval is obtained.

RESULTS OF OPERATIONS

     The following table sets forth for the years indicated the percentage relationship to net sales of certain items in the Company's consolidated statements of operations and the percentage changes in the dollar amounts of such items on a comparative basis for the last three fiscal years:

                                                                           ANNUAL
                                                                    INCREASE (DECREASE)
                                                                    --------------------
                                       PERCENTAGE OF NET SALES        1995        1996
                                      --------------------------      VS.         VS.
                                       1995      1996      1997       1996        1997
                                      ------    ------    ------    --------    --------
Net sales.........................    100.0%    100.0%    100.0%      34.2%       30.2%
Cost of sales.....................     40.0%     42.3%     38.9%      41.9%       19.8%
                                      ------    ------    ------     ------      ------
Gross profit......................     60.0%     57.7%     61.1%      29.2%       37.9%
Operating expenses:
  Selling, general and
     administrative...............     42.8%     42.0%     41.4%      31.7%       28.5%
  Research and development........     12.5%     10.3%      9.5%      11.3%       19.6%
  Merger related expenses.........      0.0%      0.0%      1.0%       0.0%      100.0%
                                      ------    ------    ------     ------      ------
Total operating expenses..........     55.3%     52.3%     51.9%      27.1%       29.2%
                                      ------    ------    ------     ------      ------
Operating income                        4.7%      5.4%      9.2%      53.9%      123.1%
                                      ======    ======    ======     ======      ======

     The following table sets forth sales and gross profits for the Company's significant business activities for the three years in the period ended January 2, 1998.

                                                         NET SALES (IN THOUSANDS)
                                            ---------------------------------------------------
External pumps and related disposables:
  Domestic...............................   $38,247   $53,146   $73,697    67.2%   69.6%   74.1%
  International..........................     5,493     6,396     6,572     9.7     8.4     6.6
                                            -------   -------   -------   -----   -----   -----
          Subtotal.......................   $43,740   $59,542   $80,269    76.9    78.0    80.7
Other diabetes supplies..................     5,046     5,520     5,835     8.8     7.2     5.8
Pharmaceutical products..................     5,805     9,338    11,810    10.2    12.2    11.9
Implantable insulin pumps................     2,315     1,996     1,578     4.1     2.6     1.6
                                            -------   -------   -------   -----   -----   -----
          Total net sales................   $56,906   $76,396   $99,492   100.0%  100.0%  100.0%
                                            =======   =======   =======   =====   =====   =====
Gross profits
External pumps and related disposables...   $29,260   $41,129   $58,496    51.4%   53.8%   58.8%
Other diabetes supplies..................     1,969     2,225     2,416     3.5     2.9     2.4
Pharmaceutical products..................     2,338     1,132     1,365     4.1     1.5     1.4
Implantable insulin pumps................       559      (404)   (1,489)    1.0    (0.5)   (1.5)
                                            -------   -------   -------   -----   -----   -----
          Total gross profits               $34,126   $44,082   $60,788    60.0%   57.7%   61.1%
                                            =======   =======   =======   =====   =====   =====

FISCAL YEAR 1997 AND FISCAL YEAR 1996

NET SALES

     Consolidated net sales increased 30.2% in 1997 over 1996 to $99,492,000 from $76,396,000. This increase is principally the result of an increase of 34.8% or $20,727,000, in the sales volume of external pumps and related disposable products, which increase occurred predominately in the domestic market. The domestic and international sales increase of these products resulted primarily from greater sales volumes, combined with an increase in average prices realized on domestic external pump sales. The larger domestic external pump price resulted from a higher share of sales by the Company through its direct organization rather than through its independent dealers, who receive discounts on these products. Consistent with 1996 results, 1997 external pump sales grew at a rate in excess of disposable product sales. The increase in disposable product sales reflects the larger installed base of insulin pumps as well as an increased market share resulting from the introduction of new disposable products. Disposable products pricing remained consistent from 1997 to 1996.

     Sales of other diabetes supplies increased 5.7%, or $315,000 in 1997 over 1996. This increase is a reflection of overall market growth and the greater emphasis on diabetes in the current health care environment. Pharmacy product sales increased 26.5%, or $2,472,000 in 1997 over 1996. The pharmacy operation distributes products to treat diabetes, HIV/AIDS and dialysis patients. The pharmacy sales increase reflects higher sales volume, as the Company's reimbursement rates on pharmaceutical products began to decrease during 1996, with the decrease continuing through 1997. The decrease relates primarily to dialysis pharmacy products. The Company plans to focus future pharmacy operations on diabetes and HIV/AIDS products, which have historically generated higher margins than the dialysis products distributed by the Company's pharmacy operation.

     Sales of implantable pumps decreased by $418,000 in 1997 compared to 1996. The Company anticipates that sales of this product will continue to be irregular until regulatory approval is obtained on both the implantable pump and the special insulin utilized in the pump. The Company received certification under the applicable directives issued by the European Union ("EU") and received the CE Mark in March 1995 for the implantable pump. In the United States, the implantable pump and the special insulin currently require approval in combination. Hoechst Marion Roussel ("Hoechst"), the manufacturer of that insulin, has applied for such approval in the EU and is working with the Company on filing for approval for the pump/insulin system in the United States. European approval for the insulin has not yet been received and no assurance can be given that such approval will be received. MiniMed and Hoechst have not yet filed for U.S. regulatory approval for the system, and such approval may not be received.

COST OF SALES AND OPERATING EXPENSES

     Cost of sales increased 19.8% in 1997 over 1996 to $38,704,000 from $32,314,000. As a percentage of net sales, cost of sales decreased to 38.9% in 1997 from 42.3% in 1996. The improvement in gross profits is directly attributable to the external pump and related disposable product line. External pump gross profits increased due to higher realized sales prices, continued improvement in product reliability and economies of scale related to increased volumes. Margins on disposable products also improved due to economies of scale and other manufacturing efficiencies. Gross margins as a percentage of sales on the sale of other diabetes supplies, as well as pharmaceutical products, were consistent in 1997 and 1996. The Company's overall gross profits continue to be adversely impacted by the implantable pump product line due to continued unpredictable sales, which have inhibited the Company's ability to realize manufacturing efficiencies. The Company expects this trend to continue.

     Selling, general and administrative expenses increased 28.5% in 1997 over 1996 to $41,237,000 from $32,101,000. As a percentage of net sales, these expenses decreased slightly to 41.4% in 1997 from 42.0% in 1996. Selling and marketing expenses increased primarily due to increased sales volumes, which lead to higher sales commissions and other variable field sales costs. The Company also expended significant amounts in enhancing administrative support for the field sales organization and in its educational and marketing programs for patients, physicians and third party payors. The Company also increased international selling and marketing expenditures, primarily in the continued development of its German subsidiary and in expanding its overall international presence. General and administrative expenses increased as the Company has continued to build its infrastructure to serve the greater revenues and customer base.

     Research and development expenses increased 19.6% in 1997 over 1996 to $9,447,000 from $7,900,000. As a percentage of sales, research and development expenses decreased to 9.5% in 1997 from 10.3% in 1996. The higher expenses are primarily the result of greater resources directed to the Company's subcutaneous continuous glucose monitoring systems, with the Company completing and filing a 510(k) application for pre-market approval for the first of these products in December 1997.

     The Company anticipates that product development expenditures for its subcutaneous continuous glucose monitoring systems will grow significantly in fiscal 1998 to prepare several products for commercialization. The Company also increased its research and development expenditures on the development of its external pump and related disposable product technologies for use in the delivery of compounds to treat other medical conditions. The Company anticipates that expenditures in this area will also increase in future periods as a key component of an overall diversification strategy. Expenses related to the implantable insulin pump product line decreased in 1997 due to the continued irregular sales activity of the product line.

     Included in the Company's 1997 operating expenses is $1.0 million in costs related directly to the acquisition of HMS. These expenses include due diligence, professional and consulting expenses related directly to the transaction. Approximately $242,000 of these costs had been paid prior to year-end, with the remaining amounts included in the Company's accounts payable and accrued expense balances.

OTHER

     Other income for 1997 and 1996 consists primarily of interest income generated from the Company's cash, cash equivalents, and short-term investment balances. Interest expense in 1996 and 1997 relates only to debt incurred by HMS to fund operations and to finance its operating facility. The Company retired approximately $2.9 million of this debt in 1998. Interest expense in 1995 also includes interest on a MiniMed obligation which was retired with proceeds from the initial public offering.

     The Company's effective tax rate for 1997 and 1996 has been computed giving consideration to the pretax results applicable to the Company's foreign and domestic tax jurisdictions and a continual decrease in the Company's valuation allowance against net deferred tax assets due to improved operating results. During 1995, the Company utilized net operating loss carryforwards to offset its taxable income. The Company has not incurred any material foreign income tax expense to date. Inflation has not significantly impacted the Company's results of operations for the past three years.

FISCAL YEAR 1996 AND FISCAL YEAR 1995

NET SALES

     Net sales increased 34.2% in 1996 over 1995 to $76,396,000 from $56,906,000. This increase is principally the result of an increase of 36.1%, or $15,802,000, in the sales volume of external pumps and related disposables. Domestic sales of these products grew 39.0%, or $14,899,000, from 1995 to 1996, while international sales increased 16.4%, or $903,000. The domestic sales growth was primarily the result of higher sales volume of external pumps and related disposables, with external pump sales growing at a rate in excess of disposable product sales. Additionally, net sales increased due to a customer shift to more expensive disposable products offered by the Company since June 1995, with enhanced features and higher sales prices. With the introduction of the Company's Model 507 insulin pump in June 1996, the domestic average sales prices on external pumps increased, while the related disposable products experienced relative price stability.

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

     Sales of other diabetes supplies increased 9.4% in 1996 over 1995 to $5,520,000 from $5,046,000. This increase is a direct result of the growing number of insulin pump patients who elected to purchase their other diabetes supplies from the Company ,combined with continued diabetes education and awareness in the health care community. Sales of pharmacy products increased 60.9% in 1996 over 1995 to $9,338,000 from

$5,805,000. This increase relates primarily to greater product distribution to dialysis patients, combined with less significant increases in HIV/AIDS and diabetes pharmaceutical products. Sales of implantable pumps decreased by $319,000, or 13.8%, in 1996 compared to 1995 as the clinical trial was completed.

COST OF SALES AND OPERATING EXPENSES

     Cost of sales increased 41.9% in 1996 over 1995 to $32,314,000 from $22,780,000. As a percentage of net sales, cost of sales grew to 42.3% in 1996 from 40.0% in 1995. The increase is primarily a result of a reduction in reimbursement obtained on pharmacy products sold to dialysis patients through the Company's recently acquired pharmacy operations. Gross margins on overall pharmacy sales decreased to 12.1% on $9,338,000 in sales in 1996, compared to 1995 gross margins of 40.3% on sales of $5,805,000. These reduced margins were offset by improved gross margins on the Company's external pump and disposable product lines. Greater sales volume enabled the Company to spread its fixed manufacturing costs over a larger sales base and thereby achieve certain economies of scale. The Company has continued to implement manufacturing efficiency programs that reduced per unit labor, overhead and materials costs. Additionally, the Company achieved lower product costs for certain disposable products by bringing the manufacturing processes in-house during 1996. Cost of sales in 1996 included manufacturing start-up expenses related to the Company's June 1996 release of its next generation external insulin pump, the Model 507. Gross profits on the external pumps and related disposables increased to 53.8% total net of sales in 1996, compared to 51.4% in 1995. The Company's gross profits have been adversely impacted by the implantable pump product line during 1996 due to continued unpredictable sales, which have inhibited the Company's ability to realize manufacturing efficiencies on this product line.

     Selling, general and administrative expenses increased 31.7% in 1996 over 1995 to $32,101,000 from $24,379,000. As a percentage of net sales, these expenses decreased to 42.0% in 1996 from 42.8% in 1995. Selling, general and administrative expenses grew primarily due to higher sales volumes in its external pump and related disposable products and its pharmacy operations. Other factors relating to the increase were the introduction of the Model 507 external insulin pump, field sales staff expansion, greater efforts to educate patients, professionals and payors in the intensive management of diabetes, and higher spending on international sales and marketing operations. Increased international expenses related primarily to bringing in-house to the Company's French subsidiary certain administrative functions that had been previously performed by a third party and the organizational and continuing start-up costs of the Company's German subsidiary, which was formed in December 1995.

     Research and development expenses increased 11.3% in 1996 over 1995 to $7,900,000 from $7,095,000. As a percentage of sales, research and development expenses decreased to 10.3% in 1996 from 12.5% in 1995. The higher expenses are primarily the result of greater resources directed to the design and introduction of the Company's Model 507 external insulin pump and increased development of the continuous glucose monitoring systems.

OTHER

     Other income for 1996 and 1995 consists primarily of interest income generated from the Company's cash, cash equivalents, and short-term investment balances.

LIQUIDITY AND CAPITAL RESOURCES

     For 1997 the Company generated cash from operations of $2,311,000 compared to cash used in operations in 1996 and 1995 of $1,384,000 and $438,000, respectively. The positive operating cash flow is the result of increased profitability and greater accounts receivable collections. Inventories also grew in 1996 and 1997 as a result of the Company's purchases of significant quantities of component parts for the implantable insulin pump under a supply agreement entered into in 1996. The Company has no further obligation under this supply agreement.

     Capital expenditures were $6,072,000, $4,171,000 and $9,822,000 for 1997,
1996, and 1995 respectively. The Company's 1995 capital expenditures consisted primarily of the purchase and improvement of its operating facilities. The Company's 1996 and 1997 capital expenditures included continued building improvements, manufacturing expansion, the acquisition of additional research and development engineering equipment and information systems requirements. The Company anticipates the capital expenditures for 1998 will be very significant, relating primarily to commercialization of the continuous subcutaneous glucose sensor product line. First, the Company is establishing its initial sensor manufacturing capability at its current facilities and will require between $4.0 and $6.0 million in capital expenditures for the buildout and equipment related to this project. Additionally, since the Company believes that demand for future sensor products will greatly exceed the manufacturing capacity at its current facility, the construction of a sensor manufacturing building is planned to commence during fiscal 1998. This factory will ultimately be part of a much larger corporate headquarters to be completed in future years. The estimated construction costs of the initial buildings range from $20.0 million to $25.0 million to be expended in 1998 and 1999. The Company may seek to finance this building through debt or other financing alternatives rather than utilize its existing capital resources to fund all of the construction of the new project.

     In addition to the anticipated 1998 capital expenditures described above, the Company plans to continue to invest heavily in information technology. These efforts will focus upon integrating all of the information systems associated with the various HMS and MiniMed entities.

     The Company completed its initial public offering of Common Stock in 1995 which generated net proceeds of $29.5 million. There were no significant equity transactions during 1996. On January 21, 1997, the Company entered into an unsecured line of credit agreement which enables the Company to borrow up to $10.0 million through January 31, 1999. The line of credit, if used, bears interest at an adjustable rate based upon certain commercial paper rates. The rate on such line of credit was 7.67% as of March 10, 1998. The Company is required to maintain certain cash, net worth and debt conditions under the provisions of the credit agreement. The Company is currently in compliance with all of these conditions. During April 1997, the Company completed a second public offering which generated net proceeds of $22.2 million. All outstanding warrants were also exercised in 1997 to provide the Company with an additional $2.6 million.

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

                                                                1996
                                              ----------------------------------------
                                               MARCH      JUNE       SEPT.      DEC.
                                              -------    -------    -------    -------
                                                           (IN THOUSANDS)
THREE MONTHS ENDED
  Net Sales...............................    $15,474    $18,028    $19,819    $23,075
  Cost of sales...........................      6,450      7,632      8,548      9,633
                                              -------    -------    -------    -------
  Gross profits...........................    $ 9,024    $10,396    $11,271    $13,442
                                              -------    -------    -------    -------
  Net income..............................    $   557    $   699    $   923    $ 1,139
                                              -------    -------    -------    -------
  Basic earnings per share................    $  0.05    $  0.06    $  0.08    $  0.10
                                              -------    -------    -------    -------
  Diluted earnings per share..............    $  0.04    $  0.06    $  0.07    $  0.09

                                                                1997
                                              ----------------------------------------
                                               MARCH      JUNE       SEPT.      DEC.
                                              -------    -------    -------    -------
                                                           (IN THOUSANDS)
THREE MONTHS ENDED
  Net Sales...............................    $19,161    $22,922    $25,038    $32,371
  Cost of sales...........................      7,656      9,425      9,547     12,076
                                              -------    -------    -------    -------
  Gross profits...........................    $11,505    $13,497    $15,491    $20,295
                                              -------    -------    -------    -------
  Net income..............................    $ 1,031    $ 1,527    $ 1,879    $ 2,252
                                              -------    -------    -------    -------
  Basic earnings per share................    $  0.09    $  0.12    $  0.14    $  0.17
                                              -------    -------    -------    -------
  Diluted earnings per share..............    $  0.08    $  0.11    $  0.14    $  0.16

     The Company's results of operations have historically fluctuated on a quarterly basis. As a result of these seasonal trends, sales and earnings for each of the first three quarters have been significantly lower than sales in the fourth quarter. These fluctuations are expected to are expected to continue because of numerous factors, including (i) practices of insurance companies and other third-party payors with respect to reimbursement for the Company's products, which tend to result in increased sales of the Company's external infusion pumps later in the calendar year, after patients' deductibles are satisfied, (ii) market acceptance of the Company's products, (iii) timing of regulatory approvals, (iv) new product introductions, (v) competition, (vi) the Company's ability to manufacture its products efficiently and (vii) timing of research and development expenditures.

YEAR 2000 ISSUE

     The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. There is general concern whether this could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

     During 1997, the Company initiated a review of its existing computer software to determine the extent to which the Company's systems and processes are vulnerable to the year 2000 issue. Management has determined that the year 2000 issue will not pose operational problems for its computer systems. Costs for reviewing the compliance of the current systems are being expensed as incurred and are not expected to have a material effect on the results of operations.

     In anticipation of continued growth and expansion of the Company's sales activities, continuing interaction with third party payors and the need to consolidate the various systems employed by MiniMed and HMS, the Company has commenced a system development effort to improve and consolidate insurance, reimbursement and collection software, and to assess the internal and external risks related to the year 2000 issue with respect to these systems. External resources are being used for this project, while the Company continues to develop its internal resources in this area. The expenditures for this project will be capitalized, with estimated total costs ranging from $500,000 to $750,000. The project should be completed in 1999.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

     The following independent auditors' report and the consolidated financial statements of MiniMed Inc. and its subsidiaries are included in Item 8:

                                                              PAGE
                                                              ----
Independent Auditors' Report................................    31
Consolidated Balance Sheets -- December 27, 1996 and January
  2, 1998...................................................    32
Consolidated Statements of Operations -- Years ended
  December 29, 1995, December 27, 1996 and January 2,
  1998......................................................    33
Consolidated Statements of Convertible Preferred Stock and
  Stockholders' Equity -- Years ended December 29, 1995,
  December 27, 1996 and January 2, 1998.....................    34
Consolidated Statements of Cash Flows -- Years ended
  December 29, 1995, December 27, 1996 and January 2,
  1998......................................................    35
Notes to Consolidated Financial Statements..................    36

                          INDEPENDENT AUDITORS' REPORT

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF MINIMED INC.:

     We have audited the accompanying consolidated balance sheets of MiniMed Inc. and its subsidiaries (the "Company") as of December 27, 1996 and January 2, 1998, and the related consolidated statements of operations, convertible preferred stock and stockholders' equity, and of consolidated cash flows for each of the three years in the period ended January 2, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 27, 1996 and January 2, 1998, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 1998 in conformity with generally accepted accounting principles.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Woodland Hills, California
January 23, 1998

                                  MINIMED INC.

                          CONSOLIDATED BALANCE SHEETS
                     DECEMBER 27, 1996 AND JANUARY 2, 1998

                                     ASSETS

                                                                  1996            1997
                                                               -----------    ------------
CURRENT ASSETS:
  Cash and cash equivalents.................................   $10,405,000    $ 22,282,000
  Short-term investments....................................     9,517,000      18,713,000
  Accounts receivable, net of allowance for doubtful
     accounts of $5,393,000 and $6,250,000 at December 27,
     1996 and January 2, 1998, respectively.................    17,938,000      24,661,000
  Inventories:
     Raw materials..........................................     3,465,000       5,152,000
     Work-in-process........................................     1,117,000       1,819,000
     Finished goods.........................................     3,101,000       3,701,000
                                                               -----------    ------------
          Total inventories.................................     7,683,000      10,672,000
  Deferred income taxes.....................................     3,110,000       5,803,000
  Prepaid expenses and other current assets.................     1,352,000       1,279,000
                                                               -----------    ------------
          Total current assets..............................    50,005,000      83,410,000
LONG-TERM INVESTMENTS
OTHER ASSETS................................................       577,000       5,466,000
LAND, BUILDINGS, PROPERTY AND EQUIPMENT -- Net..............    13,842,000      16,943,000
                                                               -----------    ------------
TOTAL.......................................................    64,424,000    $105,819,000
                                                               ===========    ============
                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of notes payable and line of credit.........       585,000       2,453,000
Accounts payable............................................     3,538,000       4,371,000
Accrued salaries and related benefits.......................     2,235,000       3,719,000
Accrued sales commissions...................................     1,568,000       1,943,000
Accrued warranties..........................................     2,873,000       3,498,000
Income taxes payable........................................       654,000         276,000
Other accrued expenses......................................     2,399,000       3,741,000
                                                               -----------    ------------
          Total current liabilities.........................    13,852,000      20,001,000
                                                               -----------    ------------
Deferred Tax Liabilities....................................       913,000       2,007,000
Notes payable...............................................     1,528,000         728,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, par value $.01; 40,000,000 shares
     authorized; 12,011,059 and 13,260,240 shares issued and
     outstanding as of December 27, 1996 and January 2,
     1998, respectively.....................................       123,000         135,000
  Additional capital........................................    46,614,000      73,806,000
  Cumulative foreign currency translation...................                      (312,000)
  Unrealized holding gain on long-term investments
  Unrealized gain on marketable securities..................                     1,371,000
  Retained Earnings.........................................     1,394,000       8,083,000
                                                               -----------    ------------
          Total stockholders' equity........................    48,131,000      83,083,000
                                                               -----------    ------------
TOTAL.......................................................   $64,424,000    $105,819,000
                                                               ===========    ============

                 See notes to consolidated financial statements

                                  MINIMED INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
      YEARS ENDED DECEMBER 29, 1995, DECEMBER 27, 1996 AND JANUARY 2, 1998

                                                                     YEAR ENDED,
                                                      -----------------------------------------
                                                         1995           1996           1997
                                                      -----------    -----------    -----------
NET SALES.........................................    $56,906,000    $76,396,000    $99,492,000
COST OF SALES.....................................     22,780,000     32,314,000     38,704,000
                                                      -----------    -----------    -----------
GROSS PROFIT......................................     34,126,000     44,082,000     60,788,000
                                                      -----------    -----------    -----------
OPERATING EXPENSES:
  Selling, general and administrative.............     24,379,000     32,101,000     41,237,000
  Research and development........................      7,095,000      7,900,000      9,447,000
  Merger related expenses.........................                                    1,000,000
                                                      -----------    -----------    -----------
          Total operating expenses................     31,474,000     40,001,000     51,684,000
                                                      -----------    -----------    -----------
OPERATING INCOME..................................      2,652,000      4,081,000      9,104,000
INTEREST EXPENSE..................................       (418,000)      (163,000)      (237,000)
OTHER INCOME, Including interest income...........        965,000      1,062,000      1,851,000
                                                      -----------    -----------    -----------
INCOME BEFORE INCOME TAXES........................      3,199,000      4,980,000     10,718,000
PROVISION FOR INCOME TAXES........................        854,000      1,662,000      4,029,000
                                                      -----------    -----------    -----------
NET INCOME........................................    $ 2,345,000    $ 3,318,000    $ 6,689,000
                                                      ===========    ===========    ===========
Basic earnings per share..........................          $0.24          $0.28          $0.52
                                                      ===========    ===========    ===========
Basic weighted average shares outstanding.........      9,668,000     11,941,000     12,905,000
                                                      ===========    ===========    ===========
Diluted earnings per share........................          $0.22          $0.26          $0.49
                                                      ===========    ===========    ===========
Diluted weighted average shares outstanding.......     10,718,000     12,567,000     13,556,000
                                                      ===========    ===========    ===========

                See notes to consolidated financial statements.

                                  MINIMED INC.

             CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK
                            AND STOCKHOLDERS' EQUITY
      YEARS ENDED DECEMBER 29, 1995, DECEMBER 27, 1996 AND JANUARY 2, 1998

                                                REDEEMABLE,
                                                CONVERTIBLE
                                              PREFERRED STOCK            COMMON STOCK
                                          ------------------------   ---------------------                 CUMULATIVE    UNREALIZED
                                            NUMBER                     NUMBER                ADDITIONAL      FOREIGN      GAIN ON
                                              OF                         OF                    PAID-IN      CURRENCY     MARKETABLE
                                            SHARES       AMOUNT        SHARES      AMOUNT      CAPITAL     TRANSLATION   SECURITIES
                                          ----------   -----------   ----------   --------   -----------   -----------   ----------
BALANCE, JANUARY 1, 1995 AS ORIGINALLY
 REPORTED..............................    1,111,111   $ 8,513,000    7,729,775   $ 77,000   $ 4,907,000
Issuance of shares for outstanding
 stock of Home Medical Supply, Inc. and
 related entities......................                                 374,884      6,000        12,000
                                          ----------   -----------   ----------   --------   -----------    ---------    ----------
RESTATED BALANCE,
 JANUARY 1, 1995.......................    1,111,111     8,513,000    8,104,659     83,000     4,919,000
Accretion of preferred stock to
 redemption value......................                    219,000
Accrual of preferred stock dividends...                    292,000
Issuance of common stock in initial
 public offering, net of expenses......                               2,500,000     25,000    29,513,000
Conversion of redeemable convertible
 preferred.............................   (1,111,111)   (9,024,000)   1,111,111     11,000     9,013,000
Exercise of stock options..............                                  65,047      1,000       300,000
Tax benefit associated with stock
 option exercises......................                                                          179,000
Net income.............................
                                          ----------   -----------   ----------   --------   -----------    ---------    ----------
BALANCE, DECEMBER 29, 1995.............           --            --   11,780,817    120,000    43,924,000
Exercise of stock options..............                                 203,020      2,000       986,000
Tax benefit associated with stock
 option exercises......................                                                          994,000
Issuance of stock under employee
 stock.................................                                  14,822                  272,000
Issuance of stock for technology
 license (Note 6)......................                                  10,000                  285,000
Stock awards to directors..............                                   2,400                   53,000
Capital contribution by HMS officers...                                              1,000       100,000
Net income.............................
                                          ----------   -----------   ----------   --------   -----------    ---------    ----------
BALANCE, DECEMBER 27, 1996.............           --            --   12,011,059    123,000    46,614,000
Issuance of common stock in public
 offering (net of expenses)............                                 925,000      9,000    22,155,000
Issuance of common stock for exercise
 of warrants...........................                                 200,000      2,000     2,598,000
Exercise of stock options..............                                  96,017      1,000       516,000
Tax benefit associated with stock
 option exercises......................                                                        1,276,000
   Issuance of stock under employee
     stock plan........................                                  24,906                  547,000
Stock awards to directors..............                                   3,258                  100,000
Unrealized gain on marketable
 securities............................                                                                                  1,371,000
Foreign currency translation loss......                                                                      (312,000)
Net income.............................
                                          ----------   -----------   ----------   --------   -----------    ---------    ----------
BALANCE, JANUARY 2, 1998...............                              13,260,240   $135,000   $73,806,000    $(312,000)   $1,371,00


                                           RETAINED
                                           EARNINGS
                                         (ACCUMULATED
                                           DEFICIT)        TOTAL
                                         ------------   -----------
BALANCE, JANUARY 1, 1995 AS ORIGINALLY
 REPORTED..............................  $(2,962,000)   $ 2,022,000
Issuance of shares for outstanding
 stock of Home Medical Supply, Inc. and
 related entities......................     (796,000)      (778,000)
                                         -----------    -----------
RESTATED BALANCE,
 JANUARY 1, 1995.......................   (3,758,000)     1,244,000
Accretion of preferred stock to
 redemption value......................     (219,000)      (219,000)
Accrual of preferred stock dividends...     (292,000)      (292,000)
Issuance of common stock in initial
 public offering, net of expenses......                  29,538,000
Conversion of redeemable convertible
 preferred.............................                   9,024,000
Exercise of stock options..............                     301,000
Tax benefit associated with stock
 option exercises......................                     179,000
Net income.............................    2,345,000      2,345,000
                                         -----------    -----------
BALANCE, DECEMBER 29, 1995.............   (1,924,000)    42,120,000
Exercise of stock options..............                     988,000
Tax benefit associated with stock
 option exercises......................                     994,000
Issuance of stock under employee
 stock.................................                     272,000
Issuance of stock for technology
 license (Note 6)......................                     285,000
Stock awards to directors..............                      53,000
Capital contribution by HMS officers...                     101,000
Net income.............................    3,318,000      3,318,000
                                         -----------    -----------
BALANCE, DECEMBER 27, 1996.............    1,394,000     48,131,000
Issuance of common stock in public
 offering (net of expenses)............                  22,164,000
Issuance of common stock for exercise
 of warrants...........................                   2,600,000
Exercise of stock options..............                     517,000
Tax benefit associated with stock
 option exercises......................                   1,276,000
   Issuance of stock under employee
     stock plan........................                     547,000
Stock awards to directors..............                     100,000
Unrealized gain on marketable
 securities............................
Foreign currency translation loss......                    (312,000)
Net income.............................    6,689,000      6,689,000
                                         -----------    -----------
BALANCE, JANUARY 2, 1998...............  $ 8,083,000    $83,083,000

                See notes to consolidated financial statements.

                                  MINIMED INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
      YEARS ENDED DECEMBER 29, 1995, DECEMBER 27, 1996 AND JANUARY 2, 1998

                                                                  1995          1996           1997
                                                              ------------   -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $  2,345,000   $ 3,318,000   $  6,689,000
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Depreciation..............................................     1,412,000     2,025,000      2,971,000
  Directors' fees paid in common stock......................         2,000        53,000        100,000
  Deferred income taxes.....................................      (789,000)   (1,316,000)    (2,354,000)
  Changes in operating assets and liabilities:
    Accounts receivable, net................................    (3,417,000)   (6,329,000)    (6,966,000)
    Inventories.............................................    (3,384,000)   (1,868,000)    (2,989,000)
    Prepaid expenses and other current assets...............      (618,000)      408,000         73,000
    Other assets............................................       (21,000)     (367,000)      (771,000)
    Accrued sales commissions...............................        59,000       954,000        375,000
    Accrued salaries and related benefits...................       436,000       755,000      1,484,000
    Accounts payable........................................     1,432,000       370,000        833,000
    Accrued warranties......................................       360,000      (370,000)       625,000
    Income taxes payable....................................     1,024,000       802,000        899,000
    Accrued expenses........................................       721,000       181,000      1,342,000
                                                              ------------   -----------   ------------
    Net cash provided by (used in) operating activities.....  $   (438,000)  $(1,384,000)  $  2,311,000
                                                              ------------   -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES --
    Short-term investments..................................    (8,724,000)     (793,000)    (9,196,000)
    Acquisition of marketable securities....................            --            --     (2,000,000)
    Purchase of land, buildings, property and equipment.....    (9,822,000)   (4,171,000)    (6,072,000)
                                                              ------------   -----------   ------------
    Net cash used in investing activities...................  $(18,546,000)  $(4,964,000)  $(17,268,000)
                                                              ------------   -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES --
    Issuance of notes payable...............................     1,035,000       727,000      1,068,000
    Repayment of note payable...............................    (7,000,000)     (600,000)            --
    Proceeds from initial public offering, net of
      expenses..............................................    29,538,000            --             --
    Capital contributions...................................                     101,000
    Proceeds from public offering, net of expenses..........            --            --     22,164,000
    Proceeds from exercises of warrants.....................            --            --      2,600,000
    Proceeds from stock option exercises....................       301,000       988,000        517,000
    Proceeds from issuance of common stock under employee
      stock plan............................................            --       272,000        547,000
                                                              ------------   -----------   ------------
    Net cash provided by financing activities...............  $ 23,874,000   $ 1,488,000   $ 26,896,000
                                                              ------------   -----------   ------------
Effect of cumulative foreign currency translation adjustment
  on cash and equivalents...................................            --            --        (62,000)
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS.................................................     4,890,000    (4,860,000)    11,877,000
CASH AND CASH EQUIVALENTS, BEGINNING OF
PERIOD......................................................    10,375,000    15,265,000     10,405,000
                                                              ------------   -----------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $ 15,265,000   $10,405,000   $ 22,282,000
                                                              ============   ===========   ============
SUPPLEMENTAL CASH FLOW INFORMATION --
  Cash paid during the period for:
  Interest..................................................  $    361,000   $   163,000   $    237,000
  Income taxes..............................................  $    504,000   $ 2,120,000   $  6,110,000

     Supplemental Disclosure of Noncash Financing Activity: During 1995 the Company recorded $219,000 and $292,000 in accretion of preferred stock to redemption value and accrued preferred stock dividends, respectively, directly to accumulated deficit. The Company has recognized a reduction in income taxes payable of $179,000, $994,000, and $1,276,000 during 1995, 1996 and 1997, respectively related to the exercise of nonqualified stock options. During 1996 the Company issued 10,000 shares of common stock to a supplier in exchange for a technology license. The Company also issued 2,400 and 3,258 shares of common stock to certain Directors in lieu of fees during 1996 and 1997, respectively. The Company recorded an unrealized holding gain, net of estimated taxes on marketable securities classified as long-term investments available for sale of $1,371,000 during 1997. During 1997, the Company issued 374,884 shares of common stock to effect an acquisition of a distributor accounted for as a pooling of interests.

                See notes to consolidated financial statements.

                                  MINIMED INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      YEARS ENDED DECEMBER 29, 1995, DECEMBER 27, 1996 AND JANUARY 2, 1998

     The fiscal years referenced herein are as follows:

FISCAL YEAR                                YEAR ENDED
-----------                                ----------
1997.....................................  January 2, 1998
1996.....................................  December 27, 1996
1995.....................................  December 29, 1995

 1. GENERAL INFORMATION

     OPERATIONS -- MiniMed develops, manufactures and markets medical devices for drug delivery and monitoring patients with diabetes and other medical conditions. The drug delivery systems include external and implantable microinfusion drug pumps and related disposable products which provide long-term delivery of medication for treatment of chronic disorders. The Company is developing glucose sensor systems which will, if successful, provide diabetic patients with continuous monitoring of glucose levels and may ultimately be linked to the microinfusion pumps to create an artificial pancreas. Other development efforts focus on developing non-diabetes uses of the Company's technologies. The Company generally markets its products though either a direct sales force or independent distributors in the United States and a combination of direct sales representatives and independent distributors in international markets. The main markets for products are the United States and Western Europe. Through its acquisition of Home Medical Supply, Inc. and its affiliated companies ("HMS") in fiscal 1997, the Company also acts as a distributor of additional diabetes supplies and operates a pharmacy (See Notes 3 and 14).

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION -- The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries, MiniMed Distribution Corp., HMS, MiniMed S.A., and MiniMed GmbH. All intercompany accounts and transactions have been eliminated. The financial statements of MiniMed S.A. and MiniMed GmbH have been translated using the exchange rate at the end of each period for balance sheet items and the weighted average exchange rate during each period for operating results. Adjustments arising from the translation of most net assets located outside the United States are recorded as a component of shareholders' equity.

     CASH AND CASH EQUIVALENTS -- The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

     INVESTMENTS -- The Company classifies all of its investments as available-for-sale, with unrealized holding gains and losses recorded directly to stockholders' equity. Cost approximates fair market value for all short-term investments. Long-term investments, included in other assets, represent a $2,000,000 investment in the common stock of Trimeris, Inc. The fair market value of this investment is $4,118,000 at January 2, 1998, and the Company has recorded an unrealized holding gain of $1,371,000, net of $747,000 in estimated income taxes which were recorded as a deferred income tax liability. Realized gains and losses and declines in value judged to be other-than-temporary are included in other income in the Company's statement of operations. Realized gains and losses on short-term investments for 1997 were not material. The Company's investment policy is to invest idle and excess funds in high grade, short-term, fixed income securities. The primary objective of investment activities is to protect capital value.

     INVENTORIES -- Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method.

     LAND, BUILDING, PROPERTY AND EQUIPMENT AND DEPRECIATION -- Land, building, property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets.

                                  MINIMED INC.

      YEARS ENDED DECEMBER 29, 1995, DECEMBER 27, 1996 AND JANUARY 2, 1998

     RESEARCH AND DEVELOPMENT -- Research and development costs are expensed as incurred.

     INCOME TAXES -- Income taxes are provided for taxes currently payable or refundable, and deferred income taxes arising from future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates. An allowance is provided for net deferred tax assets for which realization is not yet probable.

     REVENUES AND CONCENTRATION OF CREDIT RISK -- The Company recognizes revenue from product sales when the goods are shipped to its customers. During 1995, 1996 and 1997, the Company derived approximately 87%, 89% and 92%, respectively, of its revenues from domestic sales. A significant portion of domestic revenues represents products sold by the Company directly to patients. The Company bills these patients directly or processes billing to their health care payors, which include indemnity insurers, HMOs, PPOs and various state and federal agencies. Levels of payments from third-party payors and patients vary, depending upon the specific benefits provided under each patient's coverage. On an overall basis, the Company's accounts receivable balances are subject to credit risk similar to other entities dependent upon third-party health care payors for reimbursement.

     Foreign revenues outside of France and Germany represent sales to independent dealers. Sales to the European dealers may be shipped from the United States or through the Company's European subsidiaries. Certain foreign sales are transacted directly by the Company's European subsidiaries with patients, with reimbursement provided by the appropriate third party. No single customer represents more than 10% of the Company's sales for any period presented.

     The Company has recorded an allowance for doubtful accounts to cover the difference between recorded revenues and collections from distributors, patients and third-party payors. The allowance and provision for bad debts are adjusted periodically based upon the Company's evaluation of historical collection experience, industry reimbursement trends and other relevant factors. The Company determines the allowance amount based upon an analysis of the collectibility of specific accounts and the aging of the accounts receivable.

     STOCK BASED COMPENSATION -- The Company has granted stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation," which disclosures are presented in Note 11. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants.

     PERVASIVENESS OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's most significant estimates relate to the allowance for uncollectible accounts, provisions for obsolete inventory and accrued warranties.

     NEW ACCOUNTING PRONOUNCEMENTS -- In June, 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income, which requires the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company will adopt Statement No. 130 for the fiscal year ending on January 1, 1999.

     In June, 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, which requires public companies to report certain information about operating segments in complete sets of financial statements and in condensed financial statements of interim periods issued to

                                  MINIMED INC.

      YEARS ENDED DECEMBER 29, 1995, DECEMBER 27, 1996 AND JANUARY 2, 1998

shareholders. The Company will adopt Statement No. 131 for the fiscal year ending on January 1, 1999 and subsequent interim periods. The Company does not expect the impact of this statement to be material.

 3. BUSINESS COMBINATION

     On January 2, 1998, MiniMed acquired HMS by exchanging 374,884 shares of its common stock for all the common stock of HMS. The acquisition has been accounted for as a pooling-of-interests under Accounting Principles Board Opinion No. 16. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of HMS as though it had always been a part of MiniMed.

     The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements follow.

                                               YEAR ENDED       YEAR ENDED       YEAR ENDED
                                              DEC. 27, 1995    DEC. 29, 1996    JAN. 2, 1998
                                              -------------    -------------    -------------
Net Sales
  MiniMed.................................     $45,107,000      $59,080,000      $77,521,000
  HMS.....................................      14,386,000       20,910,000       30,161,000
  Eliminations............................      (2,587,000)      (3,594,000)      (8,190,000)
                                               -----------      -----------      -----------
  Combined................................      56,906,000       76,396,000       99,492,000
                                               ===========      ===========      ===========
Net Income
  MiniMed.................................     $ 1,809,000      $ 4,672,000      $ 6,724,000
  HMS.....................................         672,000         (999,000)         138,000
  Eliminations............................        (136,000)        (355,000)        (173,000)
                                               -----------      -----------      -----------
  Combined................................       2,345,000        3,318,000        6,689,000
                                               ===========      ===========      ===========

     In connection with the acquisition, MiniMed recorded $1,000,000 of direct acquisition expenses. The expenses include only due diligence, professional and consulting expenses related directly to the transaction.

 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standard (SFAS) No. 107, Disclosure of Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments for which it is practical to estimate that value. For cash and cash equivalents the carrying amount reported in the balance sheet represents fair market value. For accounts payable and all notes payable, the carrying amount of on the balance sheet also approximates fair value.

 5. NOTES PAYABLE

     Notes payable consisted of the following at December 27, 1996 and January 2, 1998:

                                                   AVERAGE       DECEMBER 27,    JANUARY 2,
                  CURRENT                       INTEREST RATE        1996           1998
                  -------                       -------------    ------------    ----------
Bank borrowings.............................        9.75%          $525,000      $2,125,000
Current portion of long-term debt...........       9.125%            60,000         328,000
                                                                   --------      ----------
Total Short-Term Debt.......................                       $585,000      $2,453,000
                                                                   --------      ----------

                                  MINIMED INC.

      YEARS ENDED DECEMBER 29, 1995, DECEMBER 27, 1996 AND JANUARY 2, 1998

                                                   AVERAGE       DECEMBER 27,    JANUARY 2,
                 LONG-TERM                      INTEREST RATE        1996           1998
                 ---------                      -------------    ------------    ----------
Various notes...............................       9.125%         1,528,000      $  728,000

     Short-term borrowings consisted primarily of borrowings from non-U.S. banks. The Company has existing committed lines of credit of $12 million with various banks, of which $10.0 million was unused at January 2, 1998. All outstanding long-term debt and $1,825,000 of the outstanding line of credit borrowings have been subsequently retired.

     Future line of credit borrowings bear interest at a rate equal to the 30-day commercial paper rate plus 2.15%, 7.67% as of March 10, 1998. The Company is also required to maintain certain cash, net worth and debt conditions under the provisions of this agreement. The Company is currently in compliance with all of these conditions.

 6. RELATED PARTY TRANSACTIONS

     SERVICES AND FACILITIES AGREEMENTS -- During 1995, the Company provided certain support services to and shared certain facilities and equipment with Advanced Bionics Corporation ("ABC"), a Company owned primarily by the individual who is currently MiniMed's largest single stockholder, Chairman and Chief Executive Officer. Costs charged to ABC were $180,000 for the year ended December 29, 1995. ABC owed the Company $15,000 at December 29, 1995, $90,000 at December 27, 1996, and $90,000 at January 2, 1998. The amounts are included in prepaid expenses and other current assets. The Company has leased certain operating facilities to its current Chairman and Chief Executive Officer under a five-year lease commitment. Rents charged under this agreement were $16,000, $75,000, and $144,000 for the years ended December 29, 1995, December 27, 1996, and January 2, 1998, respectively. Rental income related to this lease is recorded in other income. The Chairman owed the Company $79,000 and $166,000 at December 27, 1996 and January 2, 1998, respectively. All amounts owed by the chairman have been retired subsequent to year-end.

     OTHER -- During 1997, the Company commenced negotiation of an agreement to acquire certain product marketing rights from Medical Research Group, LLC ("MRG"), an entity controlled by MiniMed's Chief Executive Officer and Chairman. The contemplated agreement also provides for possible cooperation with MRG in the development of new technologies and the enhancement and manufacture of certain products. Under the contemplated terms, if MiniMed were to enter into the agreement and exercise its option to acquire the marketing rights of the product included in the agreement, MiniMed would be required to pay MRG approximately $30.0 million. The exercise of this option would be contingent upon MRG achieving pre-determined regulatory milestones in the development of the product. While no agreement has been executed, the Company continues discussions with MRG regarding a possible transaction. No assurance can be given that any agreement with MRG will be entered into or, if entered into, that the terms will be as described.

                                  MINIMED INC.

      YEARS ENDED DECEMBER 29, 1995, DECEMBER 27, 1996 AND JANUARY 2, 1998

 7. LAND, BUILDING, PROPERTY AND EQUIPMENT -- NET

     Land, building, property and equipment, net consists of the following:

                                                                        ESTIMATED
                                         DECEMBER 27,    JANUARY 2,     USE LIVES
                                             1996           1998         (YEARS)
                                         ------------    -----------    ---------
Land, buildings and improvements.....    $ 8,476,000     $10,625,000    20 to 40
Machinery and equipment..............      6,682,000       8,533,000      3 to 5
Tooling and molds....................      2,979,000       2,493,000           3
Furniture and fixtures...............      1,733,000       1,948,000           7
                                         -----------     -----------
                                          19,870,000      23,599,000
Less accumulated depreciation........     (6,028,000)     (6,656,000)
                                         -----------     -----------
Total................................    $13,842,000     $16,943,000
                                         ===========     ===========

 8. OTHER ASSETS

     Other assets consist of the following:

                                                     DECEMBER 27,    JANUARY 2,
                                                         1996           1998
                                                     ------------    ----------
Technology license...............................      $277,000      $  197,000
Inventory components, non-current................       300,000         999,000
Investment in Trimeris common stock..............                     4,118,000
                                                       --------      ----------
Other............................................                       152,000
                                                       --------      ----------
                                                       $577,000      $5,466,000
                                                       ========      ==========

 9. EARNINGS PER SHARE

     Prior to 1997, the Company reported earnings per share (EPS) in accordance with Accounting Principles Board Opinion No. 15, "Earnings Per Share" (APB 15). In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) was issued.

     SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS based upon the weighted average number of common shares for the period. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 was adopted by the Company at the end of 1997 and EPS for all prior periods was restated.

                                  MINIMED INC.

      YEARS ENDED DECEMBER 29, 1995, DECEMBER 27, 1996 AND JANUARY 2, 1998

     The reconciliation between the numerator and denominator for basic and diluted EPS is as follows:

                                           INCOME          SHARES        PER-SHARE
                                         (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                         -----------    -------------    ---------
DECEMBER 29, 1995
Basic EPS
Net Income Applicable to Common
  Stock..............................    $2,345,000       9,668,000        $.24
Effect of Dilutive Securities
  Preferred stock....................                       648,000
  Stock Options......................                       402,000
                                         ----------      ----------        ----
Diluted EPS
Net Income Applicable to Common
  Stock..............................    $2,345,000      10,718,000        $.22
                                         ----------      ----------        ----
DECEMBER 27, 1996
Basic EPS
Net Income Applicable to Common
  Stock..............................    $3,318,000      11,941,000        $.28
                                         ----------      ----------        ----
Effect of Dilutive Securities
  Warrants...........................                        56,000
  Stock Options......................                       570,000
                                         ----------      ----------        ----
Diluted EPS
Net Income Applicable to Common
  Stock..............................    $3,318,000      12,567,000        $.26
JANUARY 2, 1998:
Basic EPS
Net Income Applicable to Common
  Stock..............................    $6,689,000      12,905,000        $.52
                                         ----------      ----------        ----
Effect of Dilutive Securities
  Warrants...........................                        30,000
  Stock Options......................                       621,000
                                         ----------      ----------        ----
Diluted EPS
Net Income Applicable to Common
  Stock..............................    $6,689,000      13,556,000        $.49
                                         ----------      ----------        ----

10. COMMITMENTS AND CONTINGENCIES

     On September 11, 1996, the Company filed an action against Fimed, Inc. ("Fimed") seeking rescission of a product distribution contract. Subsequent to the filing of this action, Fimed filed a counterclaim seeking compensatory damages of approximately $400 million, plus punitive damages. The Company believes that it has meritorious defenses to the counterclaim asserted by Fimed. Fact discovery on the litigation has been largely completed, and trial has been set to commence October 13, 1998. The Company has been pursuing its claims and defending Fimed's claims vigorously.

     On November 1, 1996, the Company entered into a component supply and technology license agreement with a supplier. The Company also issued 10,000 shares of common stock valued at $28.50 per share, the market value of the stock on the date of the agreement, to this supplier in exchange for the technology license. MiniMed has fulfilled its component obligations under this agreement. Management believes that certain of these components will not be sold within the next 12 months and has classified $999,000 as long-term other assets (Note 8).

                                  MINIMED INC.

      YEARS ENDED DECEMBER 29, 1995, DECEMBER 27, 1996 AND JANUARY 2, 1998

     During the normal course of business, the Company is subject to litigation involving various business matters. Management believes that an adverse outcome of any such known matters would not have a material impact to the Company.

11. STOCKHOLDERS' EQUITY

     WARRANTS -- In connection with the issuance of Series A Preferred Stock, which was converted to common stock in 1995, the Company issued warrants to purchase 200,000 shares of the Company's common stock at an exercise price of $13.00 per share to the holders of the Series A Preferred Stock. All outstanding warrants were exercised in 1997.

     STOCK OPTIONS AND PURCHASE PLAN -- The Company has granted stock options under its Incentive Stock Plan ("stock option plan"), which provides that options may have a term of up to 10 years and become exercisable and vest in annual increments of up to six years. An additional 277,307 options are available for grant at January 2, 1998. Stock option plan activity is as follows:

                                                                WEIGHTED AVERAGE
                                                    SHARES      PRICE PER SHARE
                                                   ---------    ----------------
Outstanding options at January 1, 1995.........      986,550         $ 5.11
Options granted................................      543,500         $ 8.05
Options exercised..............................      (65,047)        $ 4.63
Options canceled...............................      (38,035)        $ 5.57
Outstanding options at December 29, 1995.......    1,426,968         $ 6.23
Options granted................................      303,847         $16.70
Options exercised..............................     (203,020)        $ 4.92
Options canceled...............................      (71,649)        $ 8.95
Outstanding options at December 27, 1996.......    1,456,146         $ 6.38
Options granted................................      310,500         $33.21
Options exercised..............................      (96,017)        $ 5.38
Options canceled...............................      (95,799)        $ 7.01
Outstanding options at January 2, 1998.........    1,574,830         $13.02

     The following table summarizes information about stock options outstanding at January 2, 1998:

   RANGE OF          NUMBER            WEIGHTED
   EXERCISE      OUTSTANDING AT    AVERAGE REMAINING   WEIGHTED AVERAGE   SHARES EXERCISABLE   WEIGHTED AVERAGE
    PRICES       JANUARY 2, 1998   CONTRACTUAL LIFE     EXERCISE PRICE    AT JANUARY 2, 1998    EXERCISE PRICE
---------------  ---------------   -----------------   ----------------   ------------------   ----------------
     $4.50            324,460            2.82               $4.50              318,353               4.50
 $5.00 - $7.25        208,320            3.78                5.83              147,880               5.79
 $7.65 - $7.65        447,800             5.1                7.65              193,000               7.65
$8.75 - $27.00        282,750            6.08               14.15               77,400              12.96
$29.25 - $42.25       311,500            7.45               33.40               10,000              29.50
                    ---------            ----               -----              -------              -----
                    1,574,830            5.09               13.02              746,633               6.78
                    =========            ====               =====              =======              =====

     During 1996, the Company's stockholders approved an employee stock purchase plan ("stock purchase plan"). Substantially all of the Company's employees are eligible to participate in the stock purchase plan through regular payroll deductions. Options under the stock purchase plan are granted for an indeterminable number of shares on semi-annual offering dates and are automatically exercised six months from the offering

                                  MINIMED INC.

      YEARS ENDED DECEMBER 29, 1995, DECEMBER 27, 1996 AND JANUARY 2, 1998

date, subject to employee withdrawal from the stock purchase plan. Options are exercised at the lesser of: (1) 85% of the fair market value of the common stock on the offering date; or (2) 85% of the fair market value of the common stock on the exercise date. Sale of shares issued under the stock purchase plan is prohibited for one year from the exercise date. Transactions related to the employee stock purchase plan are summarized as follows:

                                                                      WEIGHTED
                                                                      AVERAGE
                                                                      EXERCISE
                                                          SHARES       PRICE
                                                         ---------    --------
Shares available.....................................    1,000,000
Exercised............................................       14,822     $18.38
                                                         ---------     ------
Shares available at December 27, 1996................      985,178
Exercised............................................       24,906     $21.97
                                                         ---------     ------
Shares available at January 2, 1998..................      960,272
                                                         ---------     ------

     All stock options are granted at the fair market value of the Company's common stock at the grant date. The weighted average estimated fair value of options granted in 1995, 1996, and 1997 was $3,854,544, $2,089,754, and
$6,268,628, respectively. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plan and stock purchase plan. Accordingly, no compensation cost for the Company's stock option plan and stock purchase plan has been recognized in 1995, 1996 or 1997. Had compensation cost for the Company's stock option plan and stock purchase plan been determined based on the fair value at the grant dates for awards under those plans consistent with FASB Statement No. 123, Accounting for Stock Based Compensation, the Company's net income and earnings per share for the years ended December 29, 1995, December 27, 1996 and January 2, 1998 would have been reduced to the pro forma amounts indicated below:

                                                        YEARS ENDED
                                         ------------------------------------------
                                         DECEMBER 29,    DECEMBER 27,    JANUARY 2,
                                             1995            1996           1998
                                         ------------    ------------    ----------
Net income to common stockholders:
  As reported........................     $2,345,000      $3,318,000     $6,689,000
  Pro forma..........................     $1,693,000      $2,458,000     $5,142,000
Net income per common and common
  equivalent share:
  As reported -- basic...............     $     0.24      $     0.28     $     0.52
  Pro forma..........................           0.18            0.21           0.40
  As reported -- diluted.............           0.22            0.26           0.49
Pro forma............................           0.16            0.20           0.38

                                  MINIMED INC.

      YEARS ENDED DECEMBER 29, 1995, DECEMBER 27, 1996 AND JANUARY 2, 1998

     The fair value of options granted under the stock option plan during 1995, 1996, and 1997 was determined using the Black Scholes option pricing model utilizing the following weighted-average assumptions:

                                                        YEARS ENDED
                                         ------------------------------------------
                                         DECEMBER 29,    DECEMBER 27,    JANUARY 2,
                                             1995            1996           1998
                                         ------------    ------------    ----------
Dividend yield.......................       0%              0%               0%
Anticipated volatility...............      325%             66%             48%
Risk-free interest rate..............      7.40%           6.09%           5.68%
Expected lives.......................     5 years         5 years         7 years

     Pro forma compensation cost of options granted under the employee stock purchase plan is measured based upon the discount from market value.

12. EMPLOYEE BENEFIT PLAN

     The Company has a defined contribution plan which is available to substantially all full-time employees of the Company. During 1995 and future periods, the Company is obligated to contribute a certain percentage of all employee contributions with limits specified by the plan. Contributions to the plan in the years ended December 29, 1995, December 27, 1996 and January 2, 1998, were $74,000, $99,211 and $307,055, respectively.

13. INCOME TAXES

     Pretax income from continuing operations for the three years in the period ended January 2, 1998 was subject to income tax in the following jurisdictions:

                                                       YEAR ENDED
                                       -------------------------------------------
                                       DECEMBER 29,    DECEMBER 27,    JANUARY 2,
                                           1995            1996           1998
                                       ------------    ------------    -----------
Domestic...........................     $3,222,000      $5,402,000     $11,474,000
Foreign............................        (23,000)       (422,000)       (756,000)
                                        ----------      ----------     -----------
Pretax income (loss)...............     $3,199,000      $4,980,000     $10,718,000
                                        ==========      ==========     ===========

                                  MINIMED INC.

      YEARS ENDED DECEMBER 29, 1995, DECEMBER 27, 1996 AND JANUARY 2, 1998

     Significant components of the provision for income taxes are as follows:

                                                       YEAR ENDED
                                       -------------------------------------------
                                       DECEMBER 29,    DECEMBER 27,    JANUARY 2,
                                           1995            1996           1998
                                       ------------    ------------    -----------
Current:
  Federal..........................     $1,183,000      $1,521,000     $ 4,577,000
  Foreign..........................             --          10,000          20,000
  State............................        281,000         453,000         510,000
                                        ----------      ----------     -----------
                                       1$,464,000..     $1,984,000     $ 5,107,000
Effect of nonqualified stock option
  exercises upon income taxes
  currently payable................        179,000         994,000       1,276,000
Deferred:
  Federal..........................       (789,000)     (1,008,000)     (1,970,000)
  Foreign..........................             --              --
  State............................             --        (308,000)       (384,000)
                                        ----------      ----------     -----------
                                          (789,000)     (1,316,000)     (2,354,000)
                                        ----------      ----------     -----------
                                        $  854,000      $1,662,000     $ 4,029,000
                                        ==========      ==========     ===========

     The components of deferred tax assets (liabilities) at December 27, 1996 and January 2, 1998 are as follows:

                                         DECEMBER 27, 1996          JANUARY 2, 1998
                                       ----------------------    ----------------------
                                        FEDERAL       STATE       FEDERAL       STATE
                                       ----------    --------    ----------    --------
Deferred tax assets:
  Accrued warranties...............    $1,215,000    $332,000    $1,291,000    $213,000
NOL carry forwards.................       258,000      42,000       385,000      63,000
  Accrued vacation.................       174,000      48,000       230,000      38,000
  Allowance for doubtful
     accounts......................       834,000     228,000     1,205,000     199,000
  Other accrued liabilities........                                 641,000     104,000
  Reserve for obsolete inventory...       623,000     166,000       625,000     103,000
  Other............................        84,000      21,000       578,000     128,000
                                       ----------    --------    ----------    --------
                                        3,188,000     837,000     4,955,000     848,000
Deferred Tax Liabilities:
  Depreciation.....................      (633,000)   (173,000)     (659,000)   (109,000)
  Unrealized gain on securities....                                (687,000)    (68,000)
  Deferred state income taxes......      (107,000)                 (214,000)
                                       ----------    --------    ----------    --------
Net deferred tax assets............     2,448,000     664,000     3,395,000     671,000
Valuation allowance................      (565,000)   (350,000)     (229,000)    (41,000)
                                       ----------    --------    ----------    --------
Total..............................    $1,883,000    $314,000    $3,166,000    $630,000
                                       ==========    ========    ==========    ========

                                  MINIMED INC.

      YEARS ENDED DECEMBER 29, 1995, DECEMBER 27, 1996 AND JANUARY 2, 1998

     A reconciliation of the Company's provision for income taxes for 1996 and 1997 to the U.S. Federal Statutory rates is as follows:

                                                       YEAR ENDED
                                       -------------------------------------------
                                       DECEMBER 29,    DECEMBER 27,     JANUARY 2,
                                           1995            1996            1998
                                       ------------    ------------     ----------
Provision for income taxes at US
  statutory rates...................    $1,088,000      $2,217,000      $3,751,000
State taxes, net of Federal
  benefit...........................       194,000          94,000         209,000
Non-deductible expenses.............       107,000         112,000         136,000
Utilization of Federal and State
  operating loss carryforwards......      (201,000)
Foreign loss not usable.............                       148,000         257,000
Reduction of valuation allowance....      (361,000)       (653,000)       (645,000)
Other...............................        27,000         256,000         321,000
                                        ----------      ----------      ----------
                                           854,000      $1,662,000      $4,029,000
                                        ==========      ==========      ==========

14. BUSINESS SEGMENTS AND OPERATIONS BY GEOGRAPHIC AREA

     In the following tables, net sales by industry segment and geographic area include both sales to customers, as reported in the Consolidated Statement of Operations, and inter-area sales (for geographic areas) at sales prices which approximate market.

INDUSTRY SEGMENTS                          1995           1996           1997
-----------------                      ------------   ------------   ------------
Net Sales
  Pharmaceutical.....................  $ 5,809,000    $ 9,408,000    $ 11,842,000
  Diabetes Products..................  $51,097,000    $66,988,000    $ 87,650,000
                                       -----------    -----------    ------------
          Total......................  $56,906,000    $76,396,000    $ 99,492,000
Operating Profit (Loss)
  Pharmaceutical.....................      173,000     (1,846,000)     (2,145,000)
  Diabetes products..................    2,479,000      5,927,000      11,249,000
                                       -----------    -----------    ------------
          Total operating profit.....    2,652,000      4,081,000       9,104,000
                                       -----------    -----------    ------------
Interest expense.....................     (418,000)      (163,000)       (237,000)
Other Income.........................      965,000      1,062,000       1,851,000
Income before income taxes...........    3,199,000      4,980,000      10,718,000
                                       -----------    -----------    ------------
Identifiable Assets
  Pharmacy...........................  $ 1,809,000    $ 2,596,000    $  3,890,000
  Other..............................  $54,752,000    $61,828,000    $101,929,000
                                       -----------    -----------    ------------
          Total......................  $56,561,000    $64,424,000    $105,819,000
                                       ===========    ===========    ============

                                  MINIMED INC.

      YEARS ENDED DECEMBER 29, 1995, DECEMBER 27, 1996 AND JANUARY 2, 1998

     Capital expenditures and depreciation expense related to the Company's pharmacy operations are not material compared to its diabetes operations for the three years presented.

                                        YEAR ENDED     YEAR ENDED     YEAR ENDED
                                       ------------   ------------   ------------
                                       DECEMBER 29,   DECEMBER 27,    JANUARY 2,
GEOGRAPHICAL AREAS                         1995           1996           1998
------------------                     ------------   ------------   ------------
NET SALES
  North America......................  $52,474,000    $70,885,000    $ 92,946,000
  Europe.............................    4,432,000      5,511,000       6,546,000
                                       -----------    -----------    ------------
  Consolidated.......................  $56,906,000    $76,396,000    $ 99,492,000
                                       ===========    ===========    ============
OPERATING INCOME (LOSS)
  North America......................  $ 2,756,000    $ 4,335,000    $  9,773,000
  Europe.............................     (104,000)      (254,000)       (669,000)
                                       -----------    -----------    ------------
  Consolidated.......................  $ 2,652,000    $ 4,081,000    $  9,104,000
                                       ===========    ===========    ============
IDENTIFIABLE ASSETS AT END OF PERIOD
  North America......................  $54,475,000    $60,947,000    $100,981,000
  Europe.............................    2,086,000      3,477,000       4,838,000
                                       -----------    -----------    ------------
  Consolidated.......................  $56,561,000    $64,424,000    $105,819,000
                                       ===========    ===========    ============

                                  SCHEDULE II

                                  MINIMED INC.
               VALUATION AND QUALIFYING ACCOUNTS -- SCHEDULE VII

            COLUMN A                 COLUMN B        COLUMN C -- ADDITIONS        COLUMN D     COLUMN E
---------------------------------   ----------   -----------------------------   ----------   ----------
                                    BALANCE AT    (1) CHARGED TO    CHARGED TO                BALANCE AT
                                    BEGINNING       COSTS AND         OTHER                     END OF
           DESCRIPTION              OF PERIOD        EXPENSES        ACCOUNTS    DEDUCTIONS     PERIOD
           -----------              ----------   ----------------   ----------   ----------   ----------
Allowance for doubtful accounts:
  1995...........................   2,419,000       1,152,000                     (420,000)   3,151,000
  1996...........................   3,151,000       2,744,000                     (502,000)   5,393,000
  1997...........................   5,393,000       1,218,000                     (361,000)   6,250,000
Accrued warranties:
  1995...........................   2,883,000         360,000                                 3,243,000
  1996...........................   3,243,000                                     (370,000)   2,873,000
  1997...........................   2,873,000       1,573,000                     (948,000)   3,498,000

---------------
(1) The allowance for doubtful accounts represents charges to bad debt expense for the year.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to Directors and Executive Officers of the Company is incorporated by reference to the Company's definitive Proxy Statement for its annual meeting of stockholders to be filed not later than 120 days after January 2, 1998 with the Securities and Exchange Commission (the "1998 Proxy").

ITEM 11. EXECUTIVE COMPENSATION

     Information with respect to this item is incorporated by reference to the Company's 1998 Proxy.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to this item is incorporated by reference to the Company's 1998 Proxy.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     Information with respect to this item is incorporated by reference to the Company's 1998 Proxy.

                                    PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS

     See index to financial statements under Item 8, on page 30 for a list of all financial statements filed as part of this report.

2. FINANCIAL STATEMENT SCHEDULES

     The following financial statement schedules are filed as a part of this Annual Report on Form 10-K:

        Schedule II -- Valuation and Qualifying Accounts

     All other schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

3. EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K

     The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

2.1 Assignment and Assumption Agreement dated as of May 22, 1992 by and among Alfred E. Mann, Siemens-MiniMed Inc., Siemens Corporations, AEM MiniMed Corp., MiniMed Technologies Limited and Pacesetter Infusion, Inc. (included as Exhibit 2.1 to the Company's Registration Statement on Form S-1 (file no. 33-92710) which is incorporated herein by reference).

2.2 Asset Acquisition Agreement dated March 18, 1993 by and between MiniMed Technologies Limited and MiniMed Inc. (included as Exhibit 2.2 to the Company's Registration Statement on Form S-1 (file no. 33-92710) which is incorporated herein by reference).

2.3 Reorganization Agreement among Robert A. Kusher, Craig Lowy, MiniMed Inc. and MiniMed Distribution Corp. dated as of October 19, 1997 (included as
       Exhibit 2.1 to the Company's Current Report on Form 8-K filed October 20, 1997, which is incorporated herein by reference).

2.4 Amendment to Reorganization Agreement among Robert A. Kusher, Craig Lowy, MiniMed Inc. and MiniMed Distribution Corp. dated as of January 2, 1998 (included as Exhibit 2.1 to the Company's Current Report on Form 8-K filed January 16, 1998, which is incorporated herein by reference).

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

10.5   MiniMed Inc. 1992 Stock Incentive Plan -- Form of Option (included as
       Exhibit 4.4 to the Company's Registration Statement on Form S-1 (file no. 33-92710) which is incorporated herein by reference).

10.6 MiniMed Inc. Option Agreement -- Assumption of MiniMed Technologies Limited Options (included as Exhibit 10.18 to the Company's Registration Statement on Form S-1 (file no. 33-92710) which is incorporated herein by reference).

10.7 MiniMed Inc. Seconded Amended and Restated 1994 Stock Incentive Plan (included as Exhibit 10.16 to the Company's 1995 Annual Report on Form 10-K which is incorporated herein by reference).

10.8   MiniMed Inc. 1994 Stock Incentive Plan -- Form of Option (included as
       Exhibit 10.20 to the Company's Registration Statement on Form S-1 (file no. 33-92710) which is incorporated herein by reference).

10.9 License Agreement dated February 13, 1980, as amended December 10, 1990, by and between Applied Physics Laboratory of the Johns Hopkins University, Pacesetter Infusion, Ltd. And MiniMed Technologies Limited (included as Exhibit 10.24 to the Company's Registration Statement on Form S-1 (file no. 33-92710) which is incorporated herein by reference). (Certain redacted information in this Agreement has received confidential treatment).

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

10.12 Amendment to Supply Agreement and License Agreement dated as of November 1, 1996 by and between MiniMed Inc. and Wilson Greatbatch Ltd. (included as Exhibit 10.12 to the Company's 1996 Annual Report on Form 10-K which is incorporated herein by reference).

10.13 Form of Indemnity Agreement between MiniMed Inc. and each of its officers and directors (included as Exhibit 10.27 to the Company's Registration Statement on Form S-1 (file no. 33-92710) which is incorporated herein by reference).

10.14 MiniMed Inc. Non-Employee Director Deferred Stock Units Plan (included as
      Exhibit 10.14 to the Company's 1995 Annual Report on Form 10-K which is incorporated herein by reference).

10.15 MiniMed Inc. Employee Stock Purchase Plan (included as Exhibit 10.15 to the Company's 1995 Annual Report on Form 10-K which is incorporated herein by reference).

10.16 WCMA Note and Loan Agreement dated as of January 21, 1997 by and between MiniMed Inc. and Merrill Lynch Business Financial Services Inc. (included as Exhibit 10.16 to the Company's 1996 Annual Report on Form 10-K which is incorporated herein by reference)

10.17 Lease dated as of August 1, 1995, as amended by Amendment thereto dated as of July 1, 1996, by and between MiniMed Inc. and Alfred E. Mann (included as Exhibit 10.17 to the Company's 1996 Annual Report on Form 10-K which is incorporated herein by reference).

21.1   Subsidiaries of the Company.

23.1   Consent of Deloitte & Touche LLP

27.1   Financial Data Schedule

(b) 1. REPORTS ON FORM 8-K

     Current Report on Form 8-K filed October 20, 1997, announcing the execution of a Reorganization Agreement whereby the Company would acquire all of the outstanding capital stock of HMS.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Action of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MINIMED INC.

Date: March 25, 1998                                     By: /s/ ALFRED E. MANN
                                                             -------------------------------------------------
                                                             Alfred E. Mann
                                                             Chairman of the Board and Chief Executive
                                                             Officer (Principal Executive Officer)

Date: March 25, 1998                                     By: /s/ KEVIN R. SAYER
                                                             -------------------------------------------------
                                                             Kevin R. Sayer
                                                             Senior Vice President, Finance
                                                             and Chief Financial Officer
                                                             (Principal Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                    TITLE                        DATE
                  ---------                                    -----                        ----
/s/ ALFRED E. MANN                             Director, Chairman of the Board and     March 25, 1998
---------------------------------------------  Chief Executive Officer (Principal
Alfred E. Mann                                 Executive Officer)

/s/ KEVIN R. SAYER                             Senior Vice President, Finance and      March 25, 1998
---------------------------------------------  Chief Financial Officer (Principal
Kevin R. Sayer                                 Financial and Accounting Officer)

/s/ DAVID CHERNOF, M.D.                        Director                                March 25, 1998
---------------------------------------------
David Chernof, M.D.

/s/ CAROLYNE KAHLE DAVIS                       Director                                March 25, 1998
---------------------------------------------
Carolyne Kahle Davis

/s/ WILLIAM R. GRANT                           Director                                March 25, 1998
---------------------------------------------
William R. Grant

/s/ DAVID MACCALLUM                            Director                                March 25, 1998
---------------------------------------------
David MacCallum

/s/ THOMAS R. TESTMAN                          Director                                March 25, 1998
---------------------------------------------
Thomas R. Testman

/s/ JOHN C. VILLFORTH                          Director                                March 25, 1998
---------------------------------------------
John C. Villforth

                                 EXHIBIT INDEX

EXHIBIT                       DESCRIPTION OF EXHIBIT
-------                       ----------------------
2.1        Assignment and Assumption Agreement dated as of May 22, 1992 by and among Alfred E. Mann, Siemens-MiniMed Inc., Siemens
           Corporations, AEM MiniMed Corp., MiniMed Technologies
           Limited and Pacesetter Infusion, Inc. (included as Exhibit
           2.1 to the Company's Registration Statement on Form S-1
           (file no. 33-92710) which is incorporated herein by
           reference).
2.2        Asset Acquisition Agreement dated March 18, 1993 by and
           between MiniMed Technologies Limited and MiniMed Inc.
           (included as Exhibit 2.2 to the Company's Registration
           Statement on Form S-1 (file no. 33-92710) which is
           incorporated herein by reference).
2.3        Reorganization Agreement among Robert A. Kusher, Craig Lowy,
           MiniMed Inc. and MiniMed Distribution Corp. dated as of
           October 19, 1997 (included as Exhibit 2.1 to the Company's
           Current Report on Form 8-K filed October 20, 1997, which is incorporated herein by reference).
2.4        Amendment to Reorganization Agreement among Robert A.
           Kusher, Craig Lowy, MiniMed Inc. and MiniMed Distribution
           Corp. dated as of January 2, 1998 (included as Exhibit 2.1 to the Company's Current Report on Form 8-K filed January
           16, 1998, which is incorporated herein by reference).
3.1        Form of Restated Certificate of Incorporation of MiniMed
           Inc. (included as Exhibit 3.1 to the Company's Registration
           Statement on Form S-1 (file no. 33-92710) which is
           incorporated herein by reference).
3.2        Bylaws of MiniMed Inc. (included as Exhibit 3.2 to the
           Company's Registration Statement on Form S-1 (file no.
           33-92710) which is incorporated herein by reference).
3.3        Amendment to Bylaws of MiniMed Inc. (included as Exhibit 3.3 to the Company's 1996 Annual Report on Form 10-K which is
           incorporated herein by reference).
3.4        Form of Stockholder Rights Agreement (included as Exhibit
           3.4 to the Company's Registration Statement on Form S-1
           (file no. 33-92710) which is incorporated herein by
           reference).
10.4       MiniMed Technologies Limited Amended and Restated 1992
           Option Plan (included as Exhibit 10.17 to the Company's
           Registration Statement on Form S-1 (file no. 33-92710) which is incorporated herein by reference).
10.5       MiniMed Inc. 1992 Stock Incentive Plan -- Form of Option
           (included as Exhibit 4.4 to the Company's Registration
           Statement on Form S-1 (file no. 33-92710) which is
           incorporated herein by reference).
10.6       MiniMed Inc. Option Agreement -- Assumption of MiniMed
           Technologies Limited Options (included as Exhibit 10.18 to the Company's Registration Statement on Form S-1 (file no.
           33-92710) which is incorporated herein by reference).
10.7       MiniMed Inc. Seconded Amended and Restated 1994 Stock
           Incentive Plan (included as Exhibit 10.16 to the Company's
           1995 Annual Report on Form 10-K which is incorporated herein by reference).
10.8       MiniMed Inc. 1994 Stock Incentive Plan -- Form of Option
           (included as Exhibit 10.20 to the Company's Registration
           Statement on Form S-1 (file no. 33-92710) which is
           incorporated herein by reference).
10.9       License Agreement dated February 13, 1980, as amended
           December 10, 1990, by and between Applied Physics Laboratory of the Johns Hopkins University, Pacesetter Infusion, Ltd.
           And MiniMed Technologies Limited (included as Exhibit 10.24 to the Company's Registration Statement on Form S-1 (file
           no. 33-92710) which is incorporated herein by reference).
           (Certain redacted information in this Agreement has received confidential treatment).

EXHIBIT                       DESCRIPTION OF EXHIBIT
-------                       ----------------------
10.10      License Agreement dated as of October 1, 1993 by and between
           MiniMed Inc. and Wilson Greatbatch Ltd. (included as Exhibit
           10.25 to the Company's Registration Statement on Form S-1
           (file no. 33-92710) which is incorporated herein by
           reference).
10.11      Supply Agreement dated as of October 1, 1993 by and between
           MiniMed Inc. and Wilson Greatbatch Ltd. (included as Exhibit
           10.25 to the Company's Registration Statement on Form S-1
           (file no. 33-92710) which is incorporated herein by
           reference).
10.12      Amendment to Supply Agreement and License Agreement dated as of November 1, 1996 by and between MiniMed Inc. and Wilson
           Greatbatch Ltd. (included as Exhibit 10.12 to the Company's
           1996 Annual Report on Form 10-K which is incorporated herein by reference).
10.13      Form of Indemnity Agreement between MiniMed Inc. and each of its officers and directors (included as Exhibit 10.27 to the
           Company's Registration Statement on Form S-1 (file no. 33-
           92710) which is incorporated herein by reference).
10.14      MiniMed Inc. Non-Employee Director Deferred Stock Units Plan
           (included as Exhibit 10.14 to the Company's 1995 Annual
           Report on Form 10-K which is incorporated herein by
           reference).
10.15      MiniMed Inc. Employee Stock Purchase Plan (included as
           Exhibit 10.15 to the Company's 1995 Annual Report on Form
           10-K which is incorporated herein by reference).
10.16      WCMA Note and Loan Agreement dated as of January 21, 1997 by and between MiniMed Inc. and Merrill Lynch Business
           Financial Services Inc. (included as Exhibit 10.16 to the
           Company's 1996 Annual Report on Form 10-K which is
           incorporated herein by reference)
10.17      Lease dated as of August 1, 1995, as amended by Amendment
           thereto dated as of July 1, 1996, by and between MiniMed
           Inc. and Alfred E. Mann (included as Exhibit 10.17 to the
           Company's 1996 Annual Report on Form 10-K which is
           incorporated herein by reference).
21.1       Subsidiaries of the Company
23.1       Consent of Deloitte & Touche LLP
27.1       Financial Data Schedule