Form 10-Q
period 1998-04-03
MINIMED INC
filed 1998-05-18
CIK 945801

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

                  For the quarterly period ended April 3, 1998

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

     TITLE OF EACH CLASS                      OUTSTANDING AT MAY  12, 1998
----------------------------                  ----------------------------
Common Stock, $.01 par value                           13,304,749


================================================================================

                                      INDEX

                                  MINIMED INC.

                                                                                                    PAGE
                                                                                                   NUMBER
                                                                                                   ------
PART I.      FINANCIAL INFORMATION
Item 1.      Financial Statements (Unaudited)                                                          3

             Consolidated Balance Sheets (Unaudited) - January 2, 1998 and April 3, 1998               3

             Consolidated Statements of Income (Unaudited) -- Three months ended
             March 28, 1997 and April 3, 1998                                                          4

             Consolidated Statements of Cash Flows (Unaudited) - Three months ended March              5
             28, 1997 and April 3, 1998

             Notes to Consolidated Financial Statements (Unaudited)                                    6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
             Operations                                                                                8

Item 3.      Quantitative and Qualitative Disclosures About Market Risk                               11

PART II.     OTHER INFORMATION                                                                        12

Item 1.      Legal Proceedings                                                                        12

Item 2.      Changes in Securities                                                                    12

Item 3.      Defaults Upon Senior Securities                                                          12

Item 4.      Submission of Matters to a Vote of Security Holders                                      12

Item 5.      Other Information                                                                        12

Item 6.      Exhibits and Reports on Form 8-K                                                         12

SIGNATURE                                                                                             13

INDEX TO EXHIBITS                                                                                     14

                          PART I. FINANCIAL INFORMATION

               ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

                                  MINIMED INC.
                           CONSOLIDATED BALANCE SHEETS
                        JANUARY 2, 1998 AND APRIL 3, 1998

                                     ASSETS

                                                                                             1997                    1998
                                                                                         -------------           -------------
                                                                                                                  (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents ......................................................       $  22,282,000           $  24,563,000
  Short-term investments .........................................................          18,713,000               4,631,000
  Accounts receivable, net of allowance for doubtful accounts of $6,250,000 and
    $5,308,000 at January 2, 1998 and April 3, 1998, respectively ................          24,661,000              23,184,000
  Inventories ....................................................................          10,672,000              12,274,000
  Deferred income taxes ..........................................................           5,803,000               5,993,000
  Prepaid expenses and other current assets ......................................           1,279,000                 895,000
                                                                                         -------------           -------------
              Total current assets ...............................................          83,410,000              71,540,000
OTHER ASSETS .....................................................................           5,466,000               6,449,000
LAND, BUILDINGS, PROPERTY AND EQUIPMENT - Net ....................................          16,943,000              19,285,000
                                                                                         -------------           -------------
TOTAL ............................................................................       $ 105,819,000           $  97,274,000
                                                                                         =============           =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of notes payable ...............................................       $   2,453,000           $     275,000
  Accounts payable ...............................................................           4,371,000               1,876,000
  Accrued salaries and related benefits ..........................................           3,719,000               2,684,000
  Accrued sales commissions ......................................................           1,943,000                 312,000
  Accrued warranties .............................................................           3,498,000               3,636,000
  Income taxes payable ...........................................................             276,000               1,713,000
  Other accrued expenses .........................................................           3,741,000               1,117,000
                                                                                         -------------           -------------
             Total current liabilities ...........................................          20,001,000              11,613,000
                                                                                         -------------           -------------
  Deferred Tax Liabilities .......................................................           2,007,000               1,028,000
  Notes payable ..................................................................             728,000                  94,000
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, par value $.01; 40,000,000 shares authorized; 13,260,240 and
    13,284,382 shares issued and outstanding as of January 2, 1998
    and  April 3, 1998, respectively .............................................             135,000                 135,000
   Additional capital ............................................................          73,806,000              73,806,000
   Cumulative foreign currency translation .......................................            (312,000)               (165,000)
   Unrealized gain on marketable securities ......................................           1,371,000                 374,000
   Retained earnings .............................................................           8,083,000              10,389,000
                                                                                         -------------           -------------
              Total stockholders' equity .........................................          83,083,000              84,539,000
                                                                                         -------------           -------------
TOTAL ............................................................................       $ 105,819,000           $  97,274,000
                                                                                         =============           =============


                 See notes to consolidated financial statements

                                  MINIMED INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     THREE MONTHS ENDED MARCH 28, 1997 AND THREE MONTHS ENDED APRIL 3, 1998


                                                          1997                  1998
                                                      ------------          ------------
                                                                  (Unaudited)

NET SALES ..................................          $ 19,161,000          $ 26,366,000
COST OF SALES ..............................             7,656,000             9,784,000
                                                      ------------          ------------
GROSS PROFIT ...............................            11,505,000            16,582,000
                                                      ------------          ------------
OPERATING EXPENSES:
  Selling, general and administrative ......             8,009,000            11,391,000
  Research and development .................             2,005,000             3,317,000
  Research and development contract income .                    --            (1,500,000)
                                                      ------------          ------------
            Total operating expenses .......            10,014,000            13,208,000
                                                      ------------          ------------
OPERATING INCOME ...........................             1,491,000             3,374,000
OTHER INCOME, Including interest income ....               110,000               291,000
                                                      ------------          ------------
INCOME  BEFORE INCOME TAXES ................             1,601,000             3,665,000
PROVISION FOR INCOME TAXES .................               571,000             1,361,000
                                                      ------------          ------------
NET INCOME .................................          $  1,030,000          $  2,304,000
                                                      ============          ============
BASIC EARNINGS PER SHARE ...................          $       0.09          $       0.17
                                                      ============          ============
BASIC WEIGHTED AVERAGE SHARES
   OUTSTANDING .............................            12,015,000            13,281,000
                                                      ============          ============
DILUTED EARNINGS PER SHARE .................          $       0.08          $       0.17
                                                      ============          ============
DILUTED WEIGHTED AVERAGE SHARES
   OUTSTANDING .............................            12,764,000            13,927,000
                                                      ============          ============


                 See notes to consolidated financial statements

                                  MINIMED INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
     THREE MONTHS ENDED MARCH 28, 1997 AND THREE MONTHS ENDED APRIL 3, 1998


                                                                                 1997                   1998
                                                                             ------------           ------------
                                                                                         (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...........................................................       $  1,030,000           $  2,304,000
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
  Depreciation .......................................................            587,000              1,053,000
  Deferred income taxes ..............................................           (153,000)              (558,000)
  Changes in operating assets and liabilities:
    Accounts receivable, net .........................................          1,804,000              1,477,000
    Inventories ......................................................           (926,000)            (1,602,000)
    Prepaid expenses and other current assets ........................             80,000                384,000
    Other assets .....................................................           (103,000)               (47,000)
    Accounts payable .................................................            357,000             (2,495,000)
    Income taxes payable .............................................            194,000              1,438,000
    Accrued expenses .................................................         (1,957,000)            (5,153,000)
                                                                             ------------           ------------
    Net cash provided by (used in) operating .........................            913,000             (3,199,000)
    activities
                                                                             ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES -
    Short-term investments ...........................................          9,265,000             14,081,000
    Acquisition of Dartec A.B ........................................                 --             (2,544,000)
    Purchase of land, buildings, property and ........................         (1,014,000)            (3,393,000)
    equipment
                                                                             ------------           ------------
    Net cash provided by (used in) investing .........................          8,251,000              8,144,000
    activities
                                                                             ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES -
    Repayment of notes payable .......................................           (306,000)            (2,811,000)
    Proceeds from stock option exercises .............................                 --                     --
                                                                             ------------           ------------
      Net cash provided by financing activities ......................           (306,000)            (2,811,000)
                                                                             ------------           ------------

    Effect of foreign exchange rates on cash .........................           (244,000)               147,000

NET INCREASE IN CASH AND CASH EQUIVALENTS ............................          8,614,000              2,281,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .......................         10,405,000             22,282,000
                                                                             ------------           ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD .............................       $ 19,019,000           $ 24,563,000
                                                                             ============           ============

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid during the period for:
  Interest ...........................................................       $     52,000           $     35,000
  Income taxes .......................................................       $    676,000           $    461,000

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITY - During the three months ended April 3, 1998, the Company recorded an unrealized holding loss of $997,000, net of estimated taxes, on marketable securities classified as long-term investments available for sale.

                 See notes to consolidated financial statements.

                                  MINIMED INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     THREE MONTHS ENDED MARCH 28, 1997 AND THREE MONTHS ENDED APRIL 3, 1998

NOTE 1. BASIS OF PRESENTATION

        The accompanying unaudited financial statements of MiniMed Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements included in the Annual Report of MiniMed Inc. (the "Company") filed on Form 10-K with the Securities and Exchange Commission for the year ended January 2, 1998. The results of operations for the three months ended April 3, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 1999.

NOTE 2. INCOME TAXES

        Net income and earnings per share for the three months ended March 28, 1997 and April 3, 1998 reflect income taxes which have been recorded at the Company's estimated effective tax rate for the year. This estimated income tax rate has been determined by giving consideration to the pretax earnings and losses applicable to foreign and domestic tax jurisdictions.

NOTE 3. WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES
OUTSTANDING

        In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), basic earnings per share for the three months ended March 28, 1997 and April 3, 1998, were computed by dividing net income by weighted average common shares outstanding during the periods presented. Diluted earnings per share for the periods presented were computed by dividing net income by weighted average common and common equivalent shares outstanding, computed in accordance with the treasury stock method. The computation of basic and diluted EPS is as follows:

                                                      THREE MONTHS         THREE MONTHS
                                                         ENDED                ENDED
                                                        MARCH 28,            APRIL 3,
                                                          1997                 1998
                                                     --------------       --------------
BASIC EPS COMPUTATION
Numerator:
Net income applicable to common stock .........      $    1,030,000       $    2,304,000
                                                     --------------       --------------

Denominator:
Weighted average common shares outstanding ....          12,015,000           13,281,000
                                                     --------------       --------------

Basic earnings per share ......................      $         0.09       $         0.17
                                                     ==============       ==============

DILUTED EPS COMPUTATION
Numerator:
Net income applicable to common stock .........      $    1,030,000       $    2,304,000
                                                     --------------       --------------

Denominator:
Weighted average common shares outstanding ....          12,015,000           13,281,000
Effect of dilutive securities
     Stock options ............................             749,000              646,000
                                                     --------------       --------------
Diluted weighted average shares outstanding ...          12,764,000           13,927,000
                                                     --------------       --------------

Diluted earnings per share ....................      $         0.08       $         0.17
                                                     ==============       ==============

                                  MINIMED INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     THREE MONTHS ENDED MARCH 28, 1997 AND THREE MONTHS ENDED APRIL 3, 1998

NOTE 4. CONSOLIDATED BALANCE SHEET COMPONENTS

Certain balance sheet components are as follows:

                                               JANUARY 2,               APRIL 3,
                                                  1998                   1998
                                              ------------           ------------
                                                                      (Unaudited)
Inventories:
  Raw materials ..........................    $  5,152,000           $  4,393,000
  Work-in-progress .......................       1,819,000              4,079,000
  Finished Goods .........................       3,701,000              3,802,000
                                              ------------           ------------
                                              $ 10,672,000           $ 12,274,000
                                              ============           ============

Property, plant and equipment:
  Land, buildings and improvements .......    $ 10,625,000           $ 12,009,000
  Machinery and equipment ................       8,533,000             10,010,000
  Tooling and molds ......................       2,493,000              2,648,000
  Furniture and fixtures .................       1,948,000              2,464,000
                                              ------------           ------------
                                              $ 23,599,000           $ 27,131,000
Less accumulated depreciation ............      (6,656,000)            (7,846,000)
                                              ------------           ------------
Total ....................................    $ 16,943,000           $ 19,285,000
                                              ============           ============
Other assets:
  Technology license .....................    $    197,000           $    183,000
  Inventory components, non-current ......         999,000                999,000
  Dartec A.B. intangible .................              --              2,544,000
  Investment in Trimeris common
     stock ...............................       4,118,000              2,510,000
                                              ------------           ------------
  Other ..................................    $    152,000           $    213,000
                                              ------------           ------------
                                              $  5,466,000           $  6,449,000
                                              ============           ============

NOTE 5. CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of the financial condition and results of operations of MiniMed should be read in conjunction with the consolidated financial statements and the related notes thereto incorporated by reference herein. Any statements released by MiniMed that are forward looking, including statements relating to future operating results, technological innovations, product development and research activities, clinical trials, regulatory approvals, research and development expenditures, capital expenditures and requirements, manufacturing trends, product and service offerings and the development of pharmacy operations are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements involve risks and uncertainties which may affect the Company's business and prospects, including changes in economic and market conditions, healthcare legislation, administration of clinical trials, progress in MiniMed's alliances with pharmaceutical companies, the development of competing drug delivery systems, management of growth, the effective integration of HMS into the Company, and other factors discussed in the Company's filings with the Securities and Exchange Commission.

GENERAL

        Product development has focused upon four product lines: external insulin pumps and related disposables, implantable insulin pumps, continuous glucose monitoring systems, and therapy delivery systems for other chronic medical conditions. Sales and profits to date have been generated primarily through the sale of external pumps and disposable products used to deliver insulin in the intensive management of diabetes. With its acquisition of Home Medical Supply, Inc. and several affiliated entities (collectively, "HMS") effective January 2, 1998, the Company's consolidated operating results also include sales related to the distribution of other diabetes supplies and pharmaceutical products.

RESULTS OF OPERATIONS

        The following table sets forth for the three months ended April 3, 1998 and the three months ended March 28, 1997 the percentage relationship to net sales of certain items in the Company's consolidated statements of operations and the percentage changes in the dollar amounts of such items on a comparative basis.


                                                                   PERCENTAGE OF NET SALES
                                                       ---------------------------------------------
                                                        THREE MONTHS     THREE MONTHS     PERCENTAGE
                                                           ENDED            ENDED          INCREASE
                                                       APRIL 3, 1998    MARCH 28, 1997    (DECREASE)
                                                       -------------    --------------    ----------
Net sales                                                    100.0%           100.0%           37.6%
Cost of sales                                                 37.1             40.0            27.8
                                                          --------         --------        --------
Gross profit                                                  62.9             60.0            44.1
Operating expenses
       Selling, general and administrative                    43.2             41.8            42.2
       Research and development                               12.6             10.5            65.4
       Research and development contract revenue              (5.7)              --             n/a
                                                          --------         --------        --------
           Total operating expenses                           50.1             52.3            31.9
                                                          --------         --------        --------
Operating income                                              12.8%             7.7%          126.3%
                                                          ========         ========        ========

        The following table sets forth domestic and international net sales and gross profits related to the Company's primary product lines for the three months ended April 3, 1998 and for the three months ended March 28, 1997.

                                                  ---------------------------------     ------------------------------
                                                         Dollars in Thousands                  % of Net Sales
                                                  ---------------------------------     ------------------------------
                                                  Three Months        Three Months       Three Months     Three Months
                                                      Ended              Ended              Ended            Ended
                                                  April 3, 1998      March 28, 1997     April 3, 1998    March 28, 1997
                                                  -------------      --------------     -------------    --------------
DOMESTIC AND INTERNATIONAL NET SALES
  External pumps and  related  disposables
    Domestic                                        $   19,336         $   13,802               73.3%            72.0%
    International                                        2,756              1,555               10.5%             8.1%
                                                    ----------         ----------         ----------       ----------
      Subtotal                                      $   22,092         $   15,357               83.8%            80.1%
  Other diabetes supplies                                1,020              1,300                3.9%             6.8%
  Pharmaceutical products                                3,033              2,301               11.5%            12.0%
  Implantable insulin pumps                                221                203                0.8%             1.1%
                                                    ----------         ----------         ----------       ----------
Net Sales                                           $   26,366         $   19,161              100.0%           100.0%
                                                    ==========         ==========         ==========       ==========

GROSS PROFITS
External pumps and related disposables              $   15,966         $   10,800               60.6%            56.4%
Other diabetes supplies                                    491                717                1.9              3.7
Pharmaceutical products                                    721                345                2.7              1.8
Implantable pumps                                         (596)              (357)              (2.3)            (1.9)
                                                    ----------         ----------         ----------       ----------
     Total                                          $   16,582         $   11,505               62.9%            60.0%
                                                    ==========         ==========         ==========       ==========


THREE MONTHS ENDED APRIL 3, 1998 AND MARCH 28, 1997

NET SALES

        Net sales increased 37.6% during the three months ended April 3, 1998 over the three months ended March 28, 1997 to $26,366,000 from $19,161,000. This increase is principally the result of an increase of 43.9%, or $6,735,000 in the sales volume of external pumps and related disposables. Domestic sales of these products grew 40.1% or $5,534,000 in the first quarter of 1998 as compared to the first quarter of 1997, while international sales increased 77.2% or $1,201,000 during the same period. The domestic net sales growth was derived primarily from increased volume of external pumps and related disposables, with external pump sales growing at a faster rate than disposable sales. The domestic sales increase related to external pumps and disposable products includes an increase in the average sales price of external pumps. The price increase is the result of a continued shift of external pump sales from independent dealers to internal sales, thus eliminating the discount given to such independent dealers. International sales of external pumps and related disposable products grew primarily due to greater sales volumes of external pumps, while pricing of external pumps in the international market remained consistent with the comparable quarter of 1997. Domestic and international pricing for disposable products did not change materially from the first quarter of 1997 to the first quarter of 1998..

        Sales of implantable pumps did not increase materially from the first quarter of 1997 to the first quarter of 1998, as regulatory approval for the implantable pump and special insulin utilized in the implantable system is still pending. Although the Company received certification under the applicable directives issued by the European Union (the "EU") and received the CE Mark in March 1995 for the implantable pump (permitting commercial sale throughout the EU), separate approval from the EU is required for commercial sale of the insulin and this approval is not expected until late 1998, at the earliest. The implantable pump and the special insulin remain subject to regulatory review and approval in the United States. No assurance can be given that such approvals will be received in 1998, if at all.

        Pharmaceutical product sales increased 31.8% or $732,000, while sales of other diabetes supplies decreased by 21.5% or $280,000 during the 1998 first quarter. Although unit sales volumes for pharmaceutical products and other diabetes supplies increased, average sales prices in the first quarter of 1998 were lower than the comparable 1997 period for both product lines, resulting in a net sales decrease. These operating activities were part of HMS. Management believes these product offerings will enhance the Company's ability to meet the total needs of its external pump patient base and prepare MiniMed for future sales of its glucose monitoring products.

OPERATING RESULTS

        Cost of Sales and Gross Profits--Cost of sales increased 27.8% during the three months ended April 3, 1998 over the three months ended March 28, 1997 to $9,784,000 from $7,656,000. As a percentage of net sales, cost of sales in the 1998 first quarter decreased to 37.1% from 40.0% in the comparable period of 1997. Gross margins on external pumps and disposables increased to 72.3% of such sales during the 1998 first quarter, compared to 70.3% for this product line during the 1997 first quarter. The gross margin improvement on these products is primarily the result of two factors: continued realization of manufacturing efficiencies through greater economies of scale and increased average selling prices for external pumps. The increase in gross margins as a percent of sales has been realized despite a reduction in gross profits for disposable products. The disposable gross margin decrease is the result of purchasing certain disposable products from a contract manufacturer rather than manufacturing these products through its normal manufacturing operations. The Company intends to continue to purchase and sell various disposable products manufactured by third party manufacturers and will achieve better margins on these products when certain sales and purchase volumes have been met.

        The Company's gross profits have been adversely impacted by the implantable pump product line during the three months ended April 3, 1998 due to continued limited sales prior to full commercial release. Such limited sales have inhibited the Company's ability to realize manufacturing efficiencies on this product line. The Company expects this trend to continue for the foreseeable future. Gross margins for other diabetes supplies and pharmaceutical products have remained consistent on a combined basis, with margins improving in 1998 on pharmaceutical products, offset by declining gross margins on other diabetes supplies. The Company anticipates that on a combined basis, gross margins for these product lines should be consistent with those achieved in the 1998 first quarter.

        Operating Expenses--Selling, general and administrative expenses increased 42.2% during the three months ended April 3, 1998 over the three months ended March 28, 1997 to $11,391,000 from $8,009,000. As a percentage of net sales, these expenses increased to 43.2% during the three months ended April 3, 1998 from 41.8% during the three months ended March 28, 1997. Selling and marketing expenses increased primarily due to increased sales volume, the cost of integrating the HMS and MiniMed operations, continued expansion of the Company's domestic sales force and administrative support staff to enhance selling, marketing and education efforts. General and administrative expenses also rose during the three months ended April 3, 1998 over the three months ended March 28, 1997 due to costs associated with staff increases necessary to support the Company's increased business activities.

        Research and development expenses grew 65.4% during the three months ended April 3, 1998 over the three months ended March 28, 1997 to $3,317,000 from $2,005,000. As a percentage of sales, research and development expenses increased to 12.6% during the three months ended April 3, 1998 from 10.5% during the comparable period in 1997. The 1998 first quarter increase in research and development costs resulted from greater resources directed to the development of glucose monitoring systems, future generation external insulin pumps and disposable products, data communication capabilities for external pumps and glucose monitoring systems and the Company's joint development project with Roche Diagnostics/Boehringer Mannheim Corporation. The Company filed an application to the Food and Drug Administration for 510(k) clearance for the first continuous glucose monitoring system for ambulatory use during the fourth quarter of fiscal 1997. Research and development on the glucose monitoring systems relate to continued refinement of the products prior to regulatory approval, establishment of a glucose monitoring systems manufacturing operations and development of the next generation of glucose monitoring system products. The Company anticipates that research and development expenditures for future periods will continue to increase as more of its new technological innovations approach commercialization.

        During the 1998 first quarter, the Company signed a research and development contract with American Medical Instruments, Inc., a member of The Marmon Group of companies. Under terms of the agreement, and subject to the achievement of quarterly performance milestones, the Company will receive up to $12.0 million in funding, payable in installments of $1.5 million, for two research and development projects designed primarily by the Company. The Company anticipates completion of its obligations pursuant to the agreement by the end of fiscal 1999. The Company will have the right to sell these products on a world-wide basis, with the exception of Japan, subject to payment of royalties to American Medical Instruments, Inc. The Company also has the right to purchase the technologies developed at prices ranging from an aggregate of $13.5 million to $19.0 million during certain periods through April 30, 2002. During the first quarter, the Company recorded $1.5 million from this research and development contract as a reduction of operating expenses, as costs related to completion of the contractual obligations will be included in research and development expense.

        Other--Other income during the three months ended April 3, 1998 and during the three months ended March 28, 1997 consist primarily of interest income generated from the Company's cash, cash equivalents, and short-term investment balances. Other income increased 164.5% during the three months ended April 3, 1998 over the comparable period of 1997 to $291,000 from $110,000. This increase was due to interest income earned on the Company's cash, cash equivalents, and short-term investment balances due to unused proceeds of a public offering of the Company's common stock that was successfully completed during April 1997.

        The Company's effective tax rate during the three months ended April 3, 1998 and March 28, 1997 has been computed giving consideration to the pretax earnings and losses applicable to the Company's foreign and domestic tax jurisdictions. Inflation has not significantly impacted the Company's results of operations for the past two years.


LIQUIDITY AND CAPITAL RESOURCES

        During the three months ended April 3, 1998, the Company used cash in operations of $3,199,000 compared to $913,000 provided by operations in the comparable period in 1997. Cash used in operations increased primarily due to increased inventory levels required to support planned sales growth and product introductions and payment of several current liabilities, including the payment of all fiscal 1997 bonuses and the retirement of trade debt owed to several significant vendors associated with HMS operations. The Company also used approximately $2.5 million of cash to complete its acquisition of Dartec A.B., a Scandinavian distributor. The increase in capital expenditures to $3,393,000 compared to $1,014,000 spent during the comparable period in 1997 resulted primarily from building glucose sensor manufacturing capacity, as well as other building improvements to service growth, manufacturing expansion, research and development engineering equipment and information systems requirements. The Company anticipates that future capital expenditures will continue to increase to support the Company's new product activities and to build the infrastructure necessary to accommodate the Company's anticipated growth. The Company also used cash of approximately $2.8 million to retire some existing debt related to the HMS operations, with $369,000 of debt remaining outstanding as of April 3, 1998.

        There were no significant equity transactions during the first quarters of 1998 or 1997. The Company maintains an unsecured line of credit which enables MiniMed to borrow up to $10.0 million through January 31, 1999. The Company has not drawn any funds under such line of credit. The line of credit, if used, bears interest at an adjustable rate equal to the 30-day commercial paper rate plus 2.15% (7.66% as of April 12, 1998). The Company is also required to maintain certain cash, net worth and debt covenants under the provisions of this line of credit. The Company is currently in compliance with all of these covenants. The Company also is involved in certain litigation, the financial impact of which is uncertain. See "Notes to Consolidated Financial Statements" herein.

        Management expects that the current level of cash and cash equivalents will be sufficient to meet its needs for working capital and capital expenditures for at least one year. However, the requirements for additional capital and working capital are subject to change and will depend upon numerous factors, including the level of capital expenditures, research and development activities and results, competitive and technological developments, health care reimbursement trends, and the availability for acquisition by the Company of complementary additional distribution channels, products, and technologies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not Applicable

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Not Applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable

ITEM 5. OTHER INFORMATION

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.                  Exhibit
-----------                  ---------------------------------------------------

27.1                         Financial data schedule

(b) Reports on Form 8-K

    None.

                                    SIGNATURE

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                    MiniMed Inc.



Date: May 18, 1998                  /s/ KEVIN R. SAYER
                                    -----------------------------------
                                    Kevin R. Sayer
                                    Senior Vice President, Finance &
                                    Chief Financial Officer

                                INDEX TO EXHIBITS


         Exhibit No.            Description

             27.1               Financial data schedule