Form 10-Q
period 1998-07-03
MINIMED INC
filed 1998-08-17
CIK 945801

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

                   For the quarterly period ended July 3, 1998

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

            TITLE OF EACH CLASS                  OUTSTANDING AT AUGUST 13, 1998
     ---------------------------------           ------------------------------
       Common Stock, $.01 par value                       13,366,886


================================================================================

                                      INDEX

                                  MINIMED INC.

                                                                                                     PAGE
                                                                                                    NUMBER
                                                                                                    ------
 PART I.       FINANCIAL INFORMATION
 Item 1.       Financial Statements (Unaudited)                                                       3

               Consolidated Balance Sheets (Unaudited) - January 2, 1998 and July 3, 1998             3

               Consolidated Statements of Income (Unaudited) -- Three months and six months ended
               June 27, 1997 and July 3, 1998                                                         4

               Consolidated Statements of Cash Flows (Unaudited) -- Six months ended June 27, 1997
               and July 3, 1998                                                                       5

               Notes to Consolidated Financial Statements (Unaudited)                                 6

 Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
               Operations                                                                             9

 Item 3.       Quantitative and Qualitative Disclosures About Market Risk                            14

 PART II.      OTHER INFORMATION                                                                     14

 Item 1.       Legal Proceedings                                                                     14

 Item 2.       Changes in Securities and Use of Proceeds                                             14

 Item 3.       Defaults Upon Senior Securities                                                       14

 Item 4.       Submission of Matters to a Vote of Security Holders                                   14

 Item 5.       Other Information                                                                     14

 Item 6.       Exhibits and Reports on Form 8-K                                                      15

 SIGNATURE                                                                                           16

 INDEX TO EXHIBIT                                                                                    17


                          PART I. FINANCIAL INFORMATION

               ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

                                  MINIMED INC.
                           CONSOLIDATED BALANCE SHEETS
                        JANUARY 2, 1998 AND JULY 3, 1998

                                     ASSETS

                                                                                             1997                    1998
                                                                                         -------------           -------------
                                                                                                                  (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents ...................................................          $  22,282,000           $  13,344,000
  Short-term investments ......................................................             18,713,000               9,468,000
  Accounts receivable, net of allowance for doubtful accounts of $6,250,000 and
    $5,451,000 at January 2, 1998 and July 3, 1998, respectively ..............             24,661,000              25,668,000
  Inventories .................................................................             10,672,000              13,424,000
  Amounts due on research and development contract ............................                     --               1,500,000
  Deferred income taxes .......................................................              5,803,000               6,798,000
  Prepaid expenses and other current assets ...................................              1,279,000               2,093,000
                                                                                         -------------           -------------
              Total current assets ............................................             83,410,000              72,295,000
LONG-TERM INVESTMENTS .........................................................              4,118,000               2,245,000
OTHER ASSETS ..................................................................              1,348,000               5,124,000
LAND, BUILDINGS, PROPERTY AND EQUIPMENT - Net .................................             16,943,000              23,863,000
                                                                                         -------------           -------------
TOTAL .........................................................................          $ 105,819,000           $ 103,527,000
                                                                                         =============           =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of notes payable ............................................          $   2,453,000           $     275,000
  Accounts payable ............................................................              4,371,000               1,861,000
  Accrued salaries and related benefits .......................................              3,719,000               3,518,000
  Accrued sales commissions ...................................................              1,943,000                 966,000
  Accrued warranties ..........................................................              3,498,000               3,626,000
  Income taxes payable ........................................................                276,000               1,441,000
  Other accrued expenses ......................................................              3,741,000               1,174,000
                                                                                         -------------           -------------
             Total current liabilities ........................................             20,001,000              12,861,000
                                                                                         -------------           -------------
  Deferred Tax Liabilities ....................................................              2,007,000               1,665,000
  Notes payable ...............................................................                728,000                      --
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, par value $.01; 40,000,000 shares authorized; 13,260,240 and 13,354,966 shares issued and outstanding as of  January 2, 1998
    and  July 3, 1998, respectively ...........................................                135,000                 136,000
   Additional capital .........................................................             73,806,000              75,830,000
   Cumulative foreign currency translation ....................................               (312,000)               (310,000)
   Unrealized gain on marketable securities ...................................              1,371,000                 209,000
   Retained earnings ..........................................................              8,083,000              13,136,000
                                                                                         -------------           -------------
              Total stockholders' equity ......................................             83,083,000              89,001,000
                                                                                         -------------           -------------
TOTAL .........................................................................          $ 105,819,000           $ 103,527,000
                                                                                         =============           =============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MINIMED INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                           THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                    ----------------------------------           ----------------------------------
                                                       JUNE 27,              JULY 3,              JUNE 27,               JULY 3,
                                                        1997                 1998                   1997                  1998
                                                    ------------          ------------           ------------          ------------
                                                                                     (Unaudited)
NET SALES ...................................       $ 22,921,000          $ 31,715,000           $ 42,082,000          $ 58,081,000
COST OF SALES ...............................          9,425,000            13,656,000             17,081,000            23,440,000
                                                    ------------          ------------           ------------          ------------
GROSS PROFIT ................................         13,496,000            18,059,000             25,001,000            34,641,000
OPERATING EXPENSES:
  Selling, general and administrative .......          9,655,000            11,930,000             17,664,000            23,320,000
  Research and development ..................          1,928,000             3,737,000              3,932,000             7,054,000
  Research and development contract income...                 --            (1,500,000)                    --            (3,000,000)
                                                    ------------          ------------           ------------          ------------
            Total operating expenses ........         11,583,000            14,167,000             21,596,000            27,374,000
                                                    ------------          ------------           ------------          ------------
OPERATING INCOME ............................          1,913,000             3,892,000              3,405,000             7,267,000
OTHER INCOME, Including interest income .....            406,000               436,000                515,000               727,000
                                                    ------------          ------------           ------------          ------------
INCOME  BEFORE INCOME TAXES .................          2,319,000             4,328,000              3,920,000             7,994,000
PROVISION FOR INCOME TAXES ..................            792,000             1,581,000              1,362,000             2,941,000
                                                    ------------          ------------           ------------          ------------
NET INCOME ..................................       $  1,527,000          $  2,747,000           $  2,558,000          $  5,053,000
                                                    ============          ============           ============          ============
BASIC EARNINGS PER SHARE ....................       $       0.12          $       0.21           $       0.20          $       0.38
                                                    ============          ============           ============          ============
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING ...         13,154,000            13,313,000             12,584,000            13,297,000
                                                    ============          ============           ============          ============
DILUTED EARNINGS PER SHARE ..................       $       0.11          $       0.20           $       0.19          $       0.36
                                                    ============          ============           ============          ============
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING..         13,723,000            14,053,000             13,243,000            13,990,000
                                                    ============          ============           ============          ============



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MINIMED INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        SIX MONTHS ENDED JUNE 27, 1997 AND SIX MONTHS ENDED JULY 3, 1998

                                                                                1997                    1998
                                                                             ------------           ------------
                                                                                         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ........................................................          $  2,558,000           $  5,053,000
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
  Depreciation ....................................................             1,326,000              1,604,000
  Deferred income taxes ...........................................              (655,000)              (625,000)
  Changes in operating assets and liabilities:
    Accounts receivable, net ......................................               679,000             (1,007,000)
    Inventories ...................................................            (2,014,000)            (2,752,000)
    Amounts due under research and development contract ...........                    --             (1,500,000)
    Prepaid expenses and other current assets .....................               205,000               (814,000)
    Other assets ..................................................              (246,000)               (56,000)
    Accounts payable ..............................................               (51,000)            (2,510,000)
    Income taxes payable ..........................................              (198,000)             2,315,000
    Accrued expenses ..............................................            (1,281,000)            (3,617,000)
                                                                             ------------           ------------
    Net cash provided by (used in) operating activities ...........          $    323,000             (3,909,000)
                                                                             ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES -
    Short-term investments ........................................            (5,674,000)             9,245,000
    Long-term investments .........................................            (2,000,000)                    --
    Acquisition of Dartec A.B .....................................                    --             (2,580,000)
    Issuance of notes receivable ..................................                    --             (1,140,000)
    Purchase of land, buildings, property and equipment ...........            (2,243,000)            (8,530,000)
                                                                             ------------           ------------
    Net cash used in investing activities .........................          $ (9,917,000)          $ (3,005,000)
                                                                             ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES -
    Repayment of notes payable ....................................              (155,000)            (2,905,000)
    Proceeds from public offering, net of expenses ................            22,169,000                     --
    Proceeds from exercises of warrants ...........................             2,600,000                     --
    Proceeds from stock option exercises ..........................                25,000                412,000
    Proceeds from issuance of common stock under employee
       stock plan .................................................               280,000                467,000
                                                                             ------------           ------------
      Net cash provided by (used in) financing activities .........          $ 24,919,000           $ (2,026,000)
                                                                             ------------           ------------

    Effect of cumulative foreign currency translation
      adjustment on cash and equivalents ..........................              (278,000)                 2,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..............
                                                                               15,047,000             (8,938,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ....................
                                                                               10,405,000             22,282,000
                                                                             ============           ============
CASH AND CASH EQUIVALENTS, END OF PERIOD ..........................
                                                                             $ 25,452,000           $ 13,344,000
                                                                             ============           ============

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
  Interest ........................................................          $    100,000           $     38,000
  Income taxes ....................................................          $  1,995,000           $  3,159,000


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITY - During the six months ended July 3, 1998, the Company recorded an unrealized holding loss of $1,161,000, net of estimated taxes, on marketable securities classified as long-term investments available for sale. The Company has recognized a reduction in income taxes payable of $74,000 and $1,150,000 during the six months ended June 27, 1997 and July 3, 1998, respectively, related to the exercise of nonqualified stock options.

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MINIMED INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        SIX MONTHS ENDED JUNE 27, 1997 AND SIX MONTHS ENDED JULY 3, 1998

NOTE 1.  BASIS OF PRESENTATION

           The accompanying unaudited financial statements of MiniMed Inc. ("MiniMed" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements included in the Annual Report of MiniMed Inc. filed on Form 10-K with the Securities and Exchange Commission for the year ended January 2, 1998. The results of operations for the six months ended July 3, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 1999.

NOTE 2.  INCOME TAXES

           Net income and earnings per share reflect income taxes which have been recorded at the Company's estimated effective tax rate for the year. This estimated income tax rate has been determined by giving consideration to the pretax earnings and losses applicable to foreign and domestic tax jurisdictions.

NOTE 3. WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES
OUTSTANDING

           In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), basic earnings per share for the three and six months ended June 27, 1997 and July 3, 1998, were computed by dividing net income by weighted average common shares outstanding during the periods presented. Diluted earnings per share for the periods presented were computed by dividing net income by weighted average common and common equivalent shares outstanding, computed in accordance with the treasury stock method. The computation of basic and diluted EPS is as follows:

                                                            THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                       JUNE 27,             JULY 3,             JUNE 27,             JULY 3,
                                                        1997                 1998                 1997                 1998
                                                     -----------          -----------          -----------          -----------
                                                                                     (Unaudited)
BASIC EPS COMPUTATION
Numerator:
Net income applicable to common stock                $ 1,527,000          $ 2,747,000          $ 2,558,000          $ 5,053,000
                                                     -----------          -----------          -----------          -----------

Denominator:
Weighted average common shares outstanding            13,154,000           13,313,000           12,584,000           13,297,000
                                                     -----------          -----------          -----------          -----------

Basic earnings per share                             $      0.12          $      0.21          $      0.20          $      0.38
                                                     ===========          ===========          ===========          ===========

DILUTED EPS COMPUTATION
Numerator:
Net income applicable to common stock                $ 1,527,000          $ 2,747,000          $ 2,558,000          $ 5,053,000
                                                     -----------          -----------          -----------          -----------

Denominator:
Weighted average common shares outstanding            13,154,000           13,313,000           12,584,000           13,297,000
Effect of dilutive securities
     Stock options                                       569,000              740,000              659,000              693,000
                                                     -----------          -----------          -----------          -----------
Diluted weighted average shares outstanding           13,723,000           14,053,000           13,243,000           13,990,000
                                                     -----------          -----------          -----------          -----------

Diluted earnings per share                           $      0.11          $      0.20          $      0.19          $      0.36
                                                     ===========          ===========          ===========          ===========


                                  MINIMED INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        SIX MONTHS ENDED JUNE 27, 1997 AND SIX MONTHS ENDED JULY 3, 1998

NOTE 4.  CONSOLIDATED BALANCE SHEET COMPONENTS

Certain balance sheet components are as follows:

                                          JANUARY 2,              JULY 3,
                                             1998                  1998
                                         ------------           ------------
                                                                (Unaudited)
Inventories:
  Raw materials .................        $  5,152,000           $  4,781,000
  Work-in-progress ..............           1,819,000              3,086,000
  Finished goods ................           3,701,000              5,557,000
                                         ------------           ------------
  Total .........................        $ 10,672,000           $ 13,424,000
                                         ============           ============

Property, plant and equipment:
  Land, buildings and
    improvements ................        $ 10,625,000           $ 11,553,000
  Machinery and equipment .......           8,533,000             13,199,000
  Tooling and molds .............           2,493,000              2,069,000
  Furniture and fixtures ........           1,948,000              4,438,000
                                         ------------           ------------
                                           23,599,000             31,259,000
  Less accumulated depreciation..          (6,656,000)            (7,396,000)
                                         ------------           ------------
  Total .........................        $ 16,943,000           $ 23,863,000
                                         ============           ============
Other assets:
  Technology license ............        $    197,000           $    171,000
  Inventory components, non
     current ....................             999,000                999,000
  Dartec A.B. goodwill ..........                  --              2,580,000
  Note receivable ...............                  --              1,140,000
  Other .........................             152,000                234,000
                                         ------------           ------------
  Total .........................        $  1,348,000           $  5,124,000
                                         ============           ============

NOTE 5.  CONTINGENCIES

           On September 11, 1996, the Company filed an action against Fimed, Inc. ("Fimed") seeking rescission of a product distribution contract. Subsequent to the filing of this action, Fimed filed a counterclaim seeking compensatory damages of approximately $400 million, plus punitive damages. The Company believes that it has meritorious defenses to the counterclaim asserted by Fimed. Fact discovery on the litigation has been largely completed, and trial has been set to commence March 1999. The Company has been pursuing its claims and defending Fimed's claims vigorously.

           During the normal course of business, the Company may be subject to litigation involving various business matters. Management believes that an adverse outcome of any such known matters would not have a material adverse impact to the Company.

                                  MINIMED INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        SIX MONTHS ENDED JUNE 27, 1997 AND SIX MONTHS ENDED JULY 3, 1998


NOTE 6.  SUBSEQUENT EVENT

           On July 31, 1998, the Company entered into an agreement with Medical Research Group, LLC ("MRG"), an entity originally founded by Alfred E. Mann, the Company's Chairman and Chief Executive Officer, who continues to own a substantial equity interest in MRG. Under the terms of the agreement, the Company will sell the operating assets of its implantable pump business to MRG, and will be granted an option to acquire distribution rights to a long-term implantable glucose sensor under development by MRG. MRG will pay the Company approximately $3.6 million pursuant to a promissory note for the inventory and equipment relating to the implantable pump business, and will license certain underlying technology to MRG. The promissory note will bear interest at 7%, be due and payable on December 31, 2003, and payment will be secured by the underlying assets and guaranteed by Mr. Mann.

           Pursuant to the agreement, the Company will act as MRG's distributor of implantable pumps for insulin and other compounds to treat diabetes, HIV/AIDS and for various other applications. Subject to certain conditions and purchase volume requirements, the Company will retain exclusive distribution rights for such applications. MRG has been developing an implantable long term glucose sensor for use with an implantable insulin pump, and will grant to MiniMed an option to acquire, for a $30 million fee, the exclusive marketing rights to the sensor, which may be exercised by MiniMed if MRG successfully completes a human implant utilizing the technology. Pursuant to the agreement, MRG is also to develop certain technology to enhance the operation of the implantable pump, including technology necessary to allow the interface between the implantable pump and MRG's implantable glucose sensor.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following discussion of the financial condition and results of operations of MiniMed should be read in conjunction with the consolidated financial statements and the related notes thereto incorporated by reference herein. Any statements released by the Company that are forward looking, including statements relating to future operating results, product development and research activities, pharmaceutical product sales, pharmacy restructuring, regulatory approvals, implantable pump margins, research and development expenditures, the filing of documentation with the FDA, adequacy of working capital and cash requirements, capital expenditures and requirements, manufacturing trends, product and service offerings and the financing of new facilities are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements involve risks and uncertainties which may affect the Company's business and prospects, including changes in economic and market conditions, healthcare legislation, the ability to obtain licensing and regulatory approvals, progress in MiniMed's alliances with pharmaceutical companies, the development of competing drug delivery systems, management of growth, the effective integration of HMS into the Company, and other factors discussed in the Company's filings with the Securities and Exchange Commission.

GENERAL

           Product development has focused upon four product lines: external insulin pumps and related disposables, implantable insulin pumps, continuous glucose monitoring systems, and therapy delivery systems for other chronic medical conditions. Sales and profits to date have been generated primarily through the sale of external pumps and disposable products used to deliver insulin for the intensive management of diabetes. With its acquisition of Home Medical Supply, Inc. and several affiliated entities (collectively, "HMS") effective January 2, 1998, the Company's consolidated operating results also include sales related to the distribution of other diabetes supplies and pharmaceutical products.

RESULTS OF OPERATIONS

     The following table sets forth, for the three and six month periods ended July 3, 1998 and June 27, 1997, the percentage relationship to net sales of certain items in the Company's consolidated statements of income and the percentage change in the dollar amount of such items on a comparative basis.

                                                                           PERCENTAGE OF NET SALES
                                                 ----------------------------------------------------------------------------
                                                          THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                 -----------------------------------     ------------------------------------
                                                 JULY 3,      JUNE 27,    % INCREASE     JULY 3,       JUNE 27,    % INCREASE
                                                 1998           1997      (DECREASE)      1998          1997       (DECREASE)
                                                 -----        --------    ----------     -------       -------     ----------
                                                                                  (Unaudited)
Net sales                                        100.0%        100.0%        38.4%       100.0%        100.0%        38.0%
Cost of sales                                     43.1          41.1         44.9         40.4          40.6         37.2
                                                 -----         -----        -----        -----         -----        -----
Gross profit                                      56.9          58.9         33.8         59.6          59.4         38.6
Operating expenses:
       Selling, general and administrative        37.6          42.1         23.6         40.2          42.0         32.0
       Research and development                   11.8           8.4         93.8         12.1           9.3         79.4
       Research and development contract          (4.7)          0.0          n/a         (5.2)          0.0          n/a
                                                 -----         -----        -----        -----         -----        -----
           Total operating expenses               44.7          50.5         22.3         47.1          51.3         26.8
                                                 -----         -----        -----        -----         -----        -----
Operating income                                  12.2%          8.4%       103.5%        12.5%          8.1%       113.4%
                                                 =====         =====        =====        =====         =====        =====

     The following table sets forth domestic and international net sales and gross profits related to the Company's primary product lines for the three and six month periods ended June 27, 1997 and July 3, 1998.

                                                DOLLARS IN THOUSANDS                                % OF NET SALES
                                                --------------------                                --------------
                                THREE MONTHS ENDED           SIX MONTHS ENDED         THREE MONTHS ENDED        SIX MONTHS ENDED
                              ----------------------      ----------------------     ---------------------    -------------------
                               JULY 3,       JUNE 27,      JULY 3,       JUNE 27,    JULY 3,      JUNE 27,    JULY 3,    JUNE 27,
                               1998           1997         1998           1997        1998          1997       1998       1997
                              --------      --------      --------      --------      -----       -----       -----       -----
                                                                                   (Unaudited)
DOMESTIC AND
INTERNATIONAL NET SALES
  External pumps and
     related disposables
    Domestic                  $ 24,991      $ 16,047      $ 44,327      $ 29,848       78.8%       70.0%       76.3%       70.9%
    International                2,200         1,525         4,956         3,081        6.9         6.7         8.5         7.4
                              --------      --------      --------      --------      -----       -----       -----       -----
      Subtotal                  27,191        17,572        49,283        32,929       85.7        76.7        84.8        78.3
  Other diabetes supplies        1,951         1,946         2,970         3,246        6.2         8.5         5.1         7.7
  Pharmaceutical products        2,456         3,221         5,489         5,521        7.7        14.1         9.5        13.1
  Implantable Pumps                117           182           339           386        0.4         0.7         0.6         0.9
                              --------      --------      --------      --------      -----       -----       -----       -----
Net Sales                     $ 31,715      $ 22,921      $ 58,081      $ 42,082      100.0%      100.0%      100.0%      100.0%
                              ========      ========      ========      ========      =====       =====       =====       =====
GROSS PROFITS
  External pumps and
    related disposables       $ 18,001      $ 12,712      $ 33,967      $ 23,512       56.7%       55.5%       58.5%       55.8%
  Other diabetes supplies          682           721         1,174         1,438        2.1         3.1         2.0         3.4
  Pharmaceutical products          142           483           863           829        0.5         2.1         1.4         2.0
  Implantable pumps               (766)         (420)       (1,363)         (778)      (2.4)       (1.8)       (2.3)       (1.8)
                              --------      --------      --------      --------      -----       -----       -----       -----
     Total                    $ 18,059      $ 13,496      $ 34,641      $ 25,001       56.9%       58.9%       59.6%       59.4%
                              ========      ========      ========      ========      =====       =====       =====       =====

NET SALES

           Net sales increased 38.4% during the three months ended July 3, 1998 over the three months ended June 27, 1997 to approximately $31,715,000 from approximately $22,921,000, and 38.0% to approximately $58,081,000 from approximately $42,082,000 from the first half of 1997 to the first half of 1998. This sales growth is principally the result of an increase of 54.7%, or approximately $9,619,000, in the sales volume of external pumps and related disposables for the second quarter of 1998 over the second quarter of 1997, with sales of these products increasing approximately $16,354,000 or 49.7% for the first half of 1998 over the corresponding period of 1997. Domestic sales of these products grew 55.7% or approximately $8,944,000 in the second quarter of 1998 compared to the second quarter of 1997, while international sales increased 44.3% or approximately $675,000 during the same period. For the first half of 1998, domestic and foreign sales of external pumps and related disposable products increased by 48.5% and 60.9%, respectively, over the comparable period of 1997. Domestic net sales growth resulted primarily from increased volume of external pumps and related disposables, with some of the domestic sales increase attributable to an increase in the average sales price of external pumps. The price increase is generally the result of a continued shift of external pump sales from independent dealers to internal sales, thus eliminating the discount given to such independent dealers. International sales of external pumps and related disposable products grew primarily due to greater sales volumes of external pumps. The Company has realized a slight decrease in the average sales price realized on international pump sales, as some independent dealers are being utilized to seed specific international markets. Domestic and international pricing for disposable products did not change materially from the first half of 1997 to the first half of 1998.

           Pharmaceutical product sales decreased 23.8% or approximately $765,000 to approximately $2,456,000 in the second quarter of 1998 compared to approximately $3,221,000 in the second quarter of 1997 and were relatively flat for the first half of 1998 compared to the first half of 1997. The Company anticipates that pharmaceutical product sales will decrease slightly or remain flat for the remainder of 1998 compared to 1997, as the pharmacy operations are being restructured to better serve MiniMed's diabetes business. Such restructuring includes the discontinuation of certain product lines previously offered by the pharmacy. Sales of other diabetes supplies were flat for the second quarter of 1998 compared to the 1997 second quarter and have decreased by 8.5% or approximately $276,000 to approximately $2,970,000 during the first six months of 1998 compared to approximately $3,246,000 in the comparable period of 1997. While sales volumes of other diabetes supplies have increased, the Company has experienced pricing pressures in this competitive market.

           Sales of implantable pumps decreased from the second quarter of 1997 to the second quarter of 1998 and have decreased for the first half of 1998 compared to the first half of 1997. Regulatory approval for the implantable pump and special insulin utilized in the implantable system is still pending. Although the Company received certification under the applicable directives issued by the European Union (the "EU") and received the CE Mark in March 1995 for the implantable pump (permitting commercial sale throughout the EU), separate approval from the EU is required for commercial sale of the insulin and this approval is not expected until late 1998, at the earliest. The implantable pump and the special insulin remain subject to regulatory review and approval in the United States. No assurance can be given that such approvals will be received in 1998, if at all.

OPERATING RESULTS

           Cost of Sales and Gross Profits--Cost of sales increased 44.9% during the three months ended July 3, 1998 as compared to the three months ended June 27, 1997 to approximately $13,656,000 from approximately $9,425,000, and increased 37.2% to approximately $23,440,000 from approximately $17,081,000 for the six months ended July 3, 1998 as compared to the six months ended June 27, 1997. As a percentage of net sales, cost of sales in the 1998 second quarter increased to 43.1% from 41.1% in the comparable period of 1997, with cost of sales as a percentage of net sales consistent for the first half of 1998 compared to the first half of 1997. Gross margins on external pumps and disposables decreased to 66.2% of such sales during the 1998 second quarter, compared to 72.3% for this product line during the 1997 second quarter. Quarterly gross margins on these products were affected by several factors. The Company has added a disposable product line which is not manufactured in-house, therefore resulting in lower margins. The Company intends to continue to purchase and sell various disposable products manufactured by third party manufacturers and will achieve better margins on these products when certain purchase volumes have been met. In an effort to seed international growth, the Company has realized a reduction in average pump selling prices outside of the United States. Gross margins in 1998 have also decreased for the pharmaceutical products and other diabetes supplies product lines for the second quarter of 1998 and on a year-to-date basis as compared to the second quarter and first six months of 1997. The reduction in pharmaceutical products gross margins is the result of the restructuring of the pharmacy operations and discontinuation of certain pharmaceutical product lines. Other diabetes supplies gross margins have decreased due to the lower average selling prices described above.

           The Company's gross profits have been adversely impacted by the implantable pump product line during the six months ended July 3, 1998 due to continued limited sales prior to such product's full commercial release. Such limited sales have inhibited the Company's ability to realize manufacturing efficiencies on this product line and have caused unfavorable manufacturing variances. On July 31, 1998, the Company entered into an agreement with Medical Research Group, LLC ("MRG"), an entity originally founded by Alfred E. Mann, the Company's Chairman and Chief Executive Officer, who continues to own a substantial equity interest in MRG. Under the terms of the agreement, the Company will sell the operating assets of its implantable pump business to MRG, and will be granted an option to acquire distribution rights to a long-term implantable glucose sensor under development by MRG. MRG will pay the Company approximately $3.6 million pursuant to a promissory note for the inventory and equipment relating to the implantable pump business, and will license certain underlying technology to MRG. Pursuant to agreement,the Company will act as MRG's distributor of implantable pumps for insulin and other compounds to treat diabetes, HIV/AIDS and for various other applications. Subject to certain conditions and purchase volume requirements, the Company will retain exclusive distribution rights for such applications. The Company believes that gross margins on this product line will improve as a result of the transfer of such business activity to MRG. The Company's research and development expenses related to the implantable product line should also decrease in future periods as a result of this agreement. (See -- "Notes to Consolidated Financial Statements -- Subsequent Event.")

           Operating Expenses--Selling, general and administrative expenses increased 23.6% during the three months ended July 3, 1998 as compared to the three months ended June 27, 1997 to approximately $11,930,000 from approximately $9,655,000. For the six months ended July 3, 1998, selling, general and administrative expenses grew 32.0% to approximately $23,320,000 from approximately $17,664,000 for the six months ended June 27, 1997. As a percentage of net sales, these expenses decreased to 37.6% and 40.2% during the three and six month periods ended July 3, 1998 compared to 42.1% and 42.0% for the comparable three and six month periods ended June 27, 1997. These expenses have decreased as a percentage of sales due to the Company's increased sales volumes. The overall increase in spending is also related primarily to the increase in sales activities during such periods.

           Research and development expenses grew 93.8% during the three months ended July 3, 1998 over the three months ended June 27, 1997 to approximately $3,737,000 from approximately $1,928,000, with research and development expenses increasing 79.4% to approximately $7,054,000 for the first half of 1998 compared to approximately $3,932,000 for the first half of 1997. As a percentage of sales, research and development expenses increased to 11.8% during the three months ended July 3, 1998 from 8.4% during the comparable period in 1997, and increased to 12.1% from 9.3% of net sales during the first half of 1998 as compared to the first half of 1997. The 1998 increase in research and development costs resulted from greater resources directed to the development of continuous glucose monitoring systems, start-up manufacturing operations of the continuous glucose monitoring systems, future generation external insulin pumps and disposable products, data communication capabilities for external pumps and continuous glucose monitoring systems and the Company's joint development project with Roche Diagnostics/Boehringer Mannheim Corporation. The Company filed an application with the Food and Drug Administration ("FDA") for 510(k) clearance for the first continuous glucose monitoring system for ambulatory use during the fourth quarter of 1997. As a result of discussions between the Company and the FDA, this application has been converted to an application for premarket approval which will require additional documentation to be submitted by the Company to the FDA prior to approval of the first generation of continuous glucose monitoring systems. This additional documentation is near completion. The FDA has granted the Company expedited review status on this product. Future research and development costs on the continuous glucose monitoring systems relate to continued refinement of the products prior to regulatory approval, establishment of a continuous glucose monitoring systems manufacturing operation and development of the next generation of continuous glucose monitoring systems products. The Company anticipates that research and development expenditures for future periods are expected to increase as more of its new technological innovations approach commercialization. The Company achieved the necessary milestone on its research and development contract with American Medical Instruments, Inc., a member of The Marmon Group of Companies, ("AMI"), and appropriately recognized $1.5 million in research and development contract revenues as a reduction of operating expenses.

           Other--Other income during the three and six months ended July 3, 1998 and during the three and six months ended June 27, 1997 consists primarily of interest income generated from the Company's cash, cash equivalents, and short-term investment balances. Other income will fluctuate in future periods based upon the funds available to the Company for investment.

           The Company's effective tax rate during the first half of 1998 and 1997 has been computed giving consideration to the pretax earnings and losses applicable to the Company's foreign and domestic tax jurisdictions. Inflation has not significantly impacted the Company's results of operations for the past two years.


LIQUIDITY AND CAPITAL RESOURCES

           During the six months ended July 3, 1998, the Company used cash in operations of approximately $3,909,000 compared to approximately $323,000 provided by operations in the comparable period in 1997. Cash used in operations increased primarily due to increased receivables related to sales growth, increased inventory levels required to support planned sales growth, product introductions and payment of several current liabilities, including the payment of all fiscal 1997 bonuses and the retirement of trade debt owed to several significant vendors associated with HMS operations. The Company also used approximately $2.6 million of cash to complete its acquisition of Dartec A.B., a Scandinavian distributor. The increase in capital expenditures to approximately $8,530,000 compared to approximately $2,243,000 spent during the comparable period in 1997, resulted primarily from building continuous glucose monitoring systems manufacturing capacity, as well as other building improvements, to support growth, manufacturing expansion, research and development engineering equipment and information systems requirements. The Company anticipates that future capital expenditures will continue to increase to support the Company's new product activities and to build the infrastructure necessary to accommodate the Company's anticipated growth. The Company also used cash of approximately $2.9 million to retire some existing debt related to the HMS operations, with approximately $275,000 of debt remaining outstanding as of July 3, 1998.

           There were no significant equity transactions during the first six months of 1998. The Company maintains an unsecured line of credit which enables the Company to borrow up to $10.0 million through January 31, 1999. The Company has not drawn any funds under such line of credit. The line of credit, if used, bears interest at an adjustable rate equal to the 30-day commercial paper rate plus 2.15% (7.67% as of August 7, 1998). The Company is also required to maintain certain cash, net worth and debt covenants under the provisions of this line of credit. The Company is currently in compliance with all of these covenants. In the process of integrating certain HMS operations, the Company discovered certain business practices implemented by prior ownership that may potentially result in liability. The Company has corrected such practices and, while the amount of such liability, if any, is unclear, the Company believes that any liability related to such practices will not have a material adverse effect on the results of operations or financial condition of the Company. The Company also is involved in certain litigation, the financial impact of which is uncertain. See -- "Notes to Consolidated Financial Statements."

           Management expects that the Company's current level of cash and cash equivalents will be sufficient to meet its needs for working capital and capital expenditures for at least one year. However, the requirements for additional capital and working capital are subject to change and will depend upon numerous factors, including the level of capital expenditures, research and development activities and results, competitive and technological developments, health care reimbursement trends, and the availability for acquisition by the Company of complementary additional distribution channels, products, and technologies.

           During future periods, the Company may require significant amounts of cash to exploit opportunities and promote continued growth and expansion. Under terms of its research and development contract with AMI the Company received $1.5 million during the first six months of 1998 and had recorded a receivable for an additional $1.5 million as of July 3, 1998. The Company also has the right to purchase the technologies developed at prices ranging from an aggregate of $13.5 million to $19.0 million during certain periods through July 30, 2002. The Company may elect to pay royalties on sales of these products in lieu of purchasing the technologies. The Company has entered into an agreement by which, among other transactions, the Company expects to acquire an option to purchase the exclusive world-wide marketing rights to a long-term glucose sensor developed by MRG for $30.0 million. (See -- "Notes to Consolidated Financial Statements -- Subsequent Event.") The Company does not anticipate exercising this option prior to 2000. In the event that the Company pursues either of these opportunities, additional capital resources will be required.

           The Company plans to develop a new corporate headquarters in Southern California, not far from the current Sylmar location. Substantial capital resources will be required to construct and equip this facility. The Company anticipates that the construction of the initial phases of this facility will be financed under a synthetic lease, with a separate operating lease on the land for 40 years plus renewal opportunities.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Not Applicable

ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF  SECURITY HOLDERS

  (a) On May 21, 1998, The Company held its 1998 Annual Meeting of Stockholders (the "Annual Meeting"). At the Annual Meeting, stockholders of the Company voted on proposals to (1) elect seven directors for a term of one year and until their respective successors are elected and qualified ("Proposal One"); and, (2) ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending January 1, 1999 ("Proposal Two").

  (b)-(c) In total, 13,286,582 shares of Common Stock were eligible to vote at the Annual Meeting, and holders of 10,403,362 shares of Common Stock were represented in person or by proxy at the Annual Meeting, constituting 78.3% of the eligible shares. Following is voting information for both matters voted upon at the Annual Meeting:

           Proposal One - The following individuals, all being directors of the Company prior to such election, were reelected as directors of the Company at the Annual Meeting: Alfred E. Mann; David Chernof, M.D.; Carolyne Kahle Davis; William R. Grant; David H. MacCallum; Thomas R. Testman; and John C. Villforth. Each such director, except for Mr. Mann and Dr. Chernof received 10,397,747 votes (representing 99.95% of the votes cast) in favor of their election with 5,615 votes (.05%) withheld. Mr. Mann received 10,397,732 votes (99.95%) in favor of his election with 5,630 votes (.05%) withheld. Dr. Chernof received 10,367,747 votes (99.66%) in favor of his election with 35,615 votes (.34%) withheld. None of the Company's directors received any votes against their reelection nor were any broker non-votes received.

           Proposal Two - At the Annual Meeting, Deloitte & Touche LLP was ratified as the Company's independent auditor for the fiscal year ending January 1 1999 Deloitte and Touche LLP received 10,367,227 votes (99.65%) for such ratification with 2,855 votes (.03%) received against and 33,280 votes (.32%) withheld. No broker non-votes were received.

ITEM 5.  OTHER INFORMATION

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

Exhibit No.                  Exhibit
-----------------            --------------------------------------------------
27.1                         Financial data schedule



(b)    Reports on Form 8-K

       None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     MiniMed Inc.



Date: August 17, 1998                /s/  KEVIN R. SAYER
                                     -------------------------------------------
                                     Kevin R. Sayer
                                     Senior Vice President, Finance &
                                     Chief Financial Officer

                                INDEX TO EXHIBIT


         Exhibit No.            Description
         -----------            -----------
             27.1               Financial data schedule
