Form 10-Q
period 1998-10-02
MINIMED INC
filed 1998-11-13
CIK 945801

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

                 For the quarterly period ended October 2, 1998

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

           TITLE OF EACH CLASS               OUTSTANDING AT NOVEMBER 3, 1998
     Common Stock, $.01 par value                       13,486,090


================================================================================

                                      INDEX

                                  MINIMED INC.



                                                                                                                PAGE
                                                                                                               NUMBER
                                                                                                               ------
 PART I.              FINANCIAL INFORMATION
 Item 1.              Financial Statements (Unaudited)                                                            3

                      Consolidated Balance Sheets (Unaudited) - January 2, 1998 and October 2, 1998               3

                      Consolidated Statements of Income (Unaudited) -- Three months and nine months
                      ended September 26, 1997 and October 2, 1998                                                4

                      Consolidated Statements of Cash Flows (Unaudited) -- Nine months ended
                      September 26, 1997 and October 2, 1998                                                      5

                      Notes to Consolidated Financial Statements (Unaudited)                                      6

 Item 2.              Management's Discussion and Analysis of Financial Condition and Results of
                      Operations                                                                                 10

 Item 3.              Quantitative and Qualitative Disclosures About Market Risk                                 17

 PART II.             OTHER INFORMATION                                                                          17

 Item 1.              Legal Proceedings                                                                          17

 Item 2.              Changes in Securities and Use of Proceeds                                                  17

 Item 3.              Defaults Upon Senior Securities                                                            17

 Item 4.              Submission of Matters to a Vote of Security Holders                                        17

 Item 5.              Other Information                                                                          17

 Item 6.              Exhibits and Reports on Form 8-K                                                           17

 SIGNATURE                                                                                                       18

 INDEX TO EXHIBITS                                                                                               19

                          PART I. FINANCIAL INFORMATION

               ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

                                  MINIMED INC.
                           CONSOLIDATED BALANCE SHEETS
                       JANUARY 2, 1998 AND OCTOBER 2, 1998


                                     ASSETS
                                                                                          1997                1998
                                                                                     -------------       -------------
                                                                                                          (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents ...................................................      $  22,282,000       $  14,336,000
  Short-term investments ......................................................         18,713,000           2,239,000
  Accounts receivable, net of allowance for doubtful accounts of $6,250,000 and
    $5,693,000 at January 2, 1998 and October 2, 1998, respectively ...........         24,661,000          28,813,000
  Inventories .................................................................         10,672,000          15,055,000
  Deferred income taxes .......................................................          5,803,000           8,611,000
  Prepaid expenses and other current assets ...................................          1,279,000           3,379,000
                                                                                     -------------       -------------
              Total current assets ............................................         83,410,000          72,433,000
LONG-TERM INVESTMENTS .........................................................          4,118,000           1,569,000
NOTE RECEIVABLE FROM MRG ......................................................                 --           3,600,000
OTHER ASSETS ..................................................................          1,348,000           4,211,000
                                                                                     -------------       -------------
LAND, BUILDINGS, PROPERTY AND EQUIPMENT - Net .................................         16,943,000          28,538,000
                                                                                     -------------       -------------
 TOTAL ........................................................................      $ 105,819,000       $ 110,351,000
                                                                                     =============       =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of notes payable ............................................      $   2,453,000       $     275,000
  Accounts payable ............................................................          4,371,000           3,361,000
  Accrued salaries and related benefits .......................................          3,719,000           3,795,000
  Accrued sales commissions ...................................................          1,943,000           1,038,000
  Accrued warranties ..........................................................          3,498,000           3,558,000
  Income taxes payable ........................................................            276,000             188,000
  Other accrued expenses ......................................................          3,741,000             859,000
                                                                                     -------------       -------------
             Total current liabilities ........................................         20,001,000          13,074,000
                                                                                     -------------       -------------
  Deferred tax liabilities ....................................................          2,007,000           2,282,000
  Notes payable ...............................................................            728,000                  --
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, par value $.01; 40,000,000 shares authorized; 13,260,240 and
    13,476,890 shares issued and outstanding as of January 2, 1998
    and  October 2, 1998, respectively ........................................            135,000             137,000
   Additional capital .........................................................         73,806,000          78,989,000
   Cumulative foreign currency translation ....................................           (312,000)           (275,000)
   Unrealized gain (loss) on marketable securities ............................          1,371,000            (209,000)
   Retained earnings ..........................................................          8,083,000          16,353,000
                                                                                     -------------       -------------
              Total stockholders' equity ......................................         83,083,000          94,995,000
                                                                                     -------------       -------------
TOTAL .........................................................................      $ 105,819,000       $ 110,351,000
                                                                                     =============       =============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MINIMED INC.
                        CONSOLIDATED STATEMENTS OF INCOME


                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                               ----------------------------     ----------------------------
                                               SEPTEMBER 26,    OCTOBER 2,      SEPTEMBER 26,    OCTOBER 2,
                                                    1997           1998               1997          1998
                                               ------------    ------------     ------------    ------------
                                                                         (Unaudited)
NET SALES .................................    $ 25,038,000    $ 34,897,000     $ 67,121,000    $ 92,979,000
COST OF SALES .............................       9,547,000      13,071,000       26,628,000      36,511,000
                                               ------------    ------------     ------------    ------------
GROSS PROFIT ..............................      15,491,000      21,826,000       40,493,000      56,468,000
OPERATING EXPENSES:
  Selling, general and administrative .....      10,669,000      14,643,000       28,334,000      37,963,000
  Research and development ................       2,424,000       3,892,000        6,357,000      10,946,000
  Research and development contract income               --      (1,500,000)              --      (4,500,000)
                                               ------------    ------------     ------------    ------------
            Total operating expenses ......      13,093,000      17,035,000       34,691,000      44,409,000
                                               ------------    ------------     ------------    ------------
OPERATING INCOME ..........................       2,398,000       4,791,000        5,802,000      12,059,000
OTHER INCOME, Including interest income ...         467,000         446,000          983,000       1,172,000
                                               ------------    ------------     ------------    ------------
INCOME  BEFORE INCOME TAXES ...............       2,865,000       5,237,000        6,785,000      13,231,000
PROVISION FOR INCOME TAXES ................         986,000       2,020,000        2,349,000       4,961,000
                                               ------------    ------------     ------------    ------------
NET INCOME ................................    $  1,879,000    $  3,217,000     $  4,436,000    $  8,270,000
                                               ============    ============     ============    ============
BASIC EARNINGS PER SHARE ..................    $       0.14    $       0.24     $       0.35    $       0.62
                                               ============    ============     ============    ============
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING .      13,193,000      13,416,000       12,787,000      13,337,000
                                               ============    ============     ============    ============
DILUTED EARNINGS PER SHARE ................    $       0.14    $       0.23     $       0.33    $       0.59
                                               ============    ============     ============    ============
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING      13,771,000      14,158,000       13,419,000      14,046,000
                                               ============    ============     ============    ============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MINIMED INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
   NINE MONTHS ENDED SEPTEMBER 26, 1997 AND NINE MONTHS ENDED OCTOBER 2, 1998


                                                                   1997               1998
                                                               ------------       ------------
                                                                         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ..............................................      $  4,436,000       $  8,270,000
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
  Depreciation ..........................................         2,057,000          2,723,000
  Deferred income taxes .................................        (2,259,000)        (1,564,000)
  Changes in operating assets and liabilities:
    Accounts receivable, net ............................           465,000         (4,152,000)
    Inventories .........................................        (3,169,000)        (7,407,000)
    Prepaid expenses and other current assets ...........           145,000         (2,100,000)
    Other assets ........................................        (1,309,000)           902,000
    Accounts payable ....................................           672,000         (1,010,000)
    Income taxes payable ................................           450,000          3,409,000
    Accrued expenses ....................................           684,000         (3,651,000)
                                                               ------------       ------------
    Net cash provided by (used in) operating activities .      $  2,172,000       $ (4,580,000)
                                                               ============       ============
CASH FLOWS FROM INVESTING ACTIVITIES -
    Short-term investments ..............................        (5,706,000)        16,473,000
    Long-term investments ...............................        (2,000,000)                --
    Acquisition of Dartec A.B ...........................                --         (2,625,000)
    Issuance of notes receivable ........................                --         (1,140,000)
    Purchase of land, buildings, property and equipment .        (4,153,000)       (14,899,000)
                                                               ------------       ------------
    Net cash used in investing activities ...............      $(11,859,000)      $ (2,191,000)
                                                               ============       ============
CASH FLOWS FROM FINANCING ACTIVITIES -
    Repayment of notes payable ..........................                --         (2,905,000)
    Issuance of notes payable ...........................           768,000                 --
    Proceeds from public offering, net of expenses ......        22,169,000                 --
    Proceeds from exercises of warrants .................         2,600,000                 --
    Proceeds from stock option exercises ................           212,000          1,226,000
    Proceeds from issuance of common stock under employee
       stock plan .......................................           280,000            467,000
                                                               ------------       ------------
      Net cash provided by (used in) financing activities      $ 26,029,000       $ (1,212,000)
                                                               ============       ============
    Effect of cumulative foreign currency translation
      adjustment on cash and equivalents ................          (275,000)            37,000

NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS .........................................        16,067,000         (7,946,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF
    PERIOD ..............................................        10,405,000         22,282,000
                                                               ------------       ------------
CASH AND CASH EQUIVALENTS, END OF
    PERIOD ..............................................      $ 26,472,000       $ 14,336,000
                                                               ============       ============
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid during the period for:
  Interest ..............................................      $    167,000       $     49,000
  Income taxes ..........................................      $  3,596,000       $  5,421,000

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITY - During the nine months ended October 2, 1998, the Company recorded an unrealized holding loss of $1,580,000, net of estimated taxes, on marketable securities classified as long-term investments available for sale. The Company has recognized a reduction in income taxes payable of $623,000 and $3,497,000 during the nine months ended September 26, 1997 and October 2, 1998, respectively, related to the exercise of nonqualified stock options. On September 1, 1998, the Company accepted a $3.6 million note receivable from a related party in conjunction with the sale of $3.0 million of net implantable pump inventory components and $600,000 of net implantable pump fixed assets.


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MINIMED INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   NINE MONTHS ENDED SEPTEMBER 26, 1997 AND NINE MONTHS ENDED OCTOBER 2, 1998


        The fiscal years referenced herein are as follows:

                        FISCAL YEAR                             YEAR ENDED
                        -----------                             ----------
                        1998                                    January 1, 1999
                        1997                                    January 2, 1998

NOTE 1.  BASIS OF PRESENTATION

         The accompanying unaudited financial statements of MiniMed Inc. ("MiniMed" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements included in the Annual Report of MiniMed Inc. filed on Form 10-K with the Securities and Exchange Commission for the year ended January 2, 1998. The results of operations for the nine months ended October 2, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 1999.

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

NOTE 3.  WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT
         SHARES OUTSTANDING

         In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), basic earnings per share for the three and nine months ended September 26, 1997 and October 2, 1998, were computed by dividing net income by weighted average common shares outstanding during the periods presented. Diluted earnings per share for the periods presented were computed by dividing net income by weighted average common and common equivalent shares outstanding, computed in accordance with the treasury stock method. The computation of basic and diluted EPS is as follows:

                                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                                     ---------------------------   ---------------------------
                                                     SEPTEMBER 26,    OCTOBER 2,   SEPTEMBER 26,    OCTOBER 2,
                                                         1997            1998            1997          1998
                                                     -------------   -----------   -------------   -----------
                                                                            (Unaudited)
BASIC EPS COMPUTATION
Numerator:
Net income applicable to common stock ............    $ 1,879,000    $ 3,217,000    $ 4,436,000    $ 8,270,000
                                                      -----------    -----------    -----------    -----------
Denominator:
Weighted average common shares outstanding .......     13,193,000     13,416,000     12,787,000     13,337,000
                                                      -----------    -----------    -----------    -----------
Basic earnings per share .........................    $      0.14    $      0.24    $      0.35    $      0.62
                                                      ===========    ===========    ===========    ===========

DILUTED EPS COMPUTATION
Numerator:
Net income applicable to common stock ............    $ 1,879,000    $ 3,217,000    $ 4,436,000    $ 8,270,000
                                                      -----------    -----------    -----------    -----------
Denominator:
Weighted average common shares outstanding .......     13,193,000     13,416,000     12,787,000     13,337,000
Effect of dilutive securities
     Stock options ...............................        578,000        742,000        632,000        709,000
                                                      -----------    -----------    -----------    -----------
Diluted weighted average shares outstanding ......     13,771,000     14,158,000     13,419,000     14,046,000
                                                      -----------    -----------    -----------    -----------
Diluted earnings per share .......................    $      0.14    $      0.23    $      0.33    $      0.59
                                                      ===========    ===========    ===========    ===========

                                  MINIMED INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   NINE MONTHS ENDED SEPTEMBER 26, 1997 AND NINE MONTHS ENDED OCTOBER 2, 1998


NOTE 4.  CONSOLIDATED BALANCE SHEET COMPONENTS

Certain balance sheet components are as follows:

                                               JANUARY 2,         OCTOBER 2,
                                                  1998               1998
                                              ------------       ------------
                                                                  (Unaudited)
         Inventories:
           Raw materials ...............      $  5,152,000       $  4,792,000
           Work-in-progress ............         1,819,000          2,295,000
           Finished goods ..............         3,701,000          7,968,000
                                              ------------       ------------
           Total .......................      $ 10,672,000       $ 15,055,000
                                              ============       ============

         Property, plant and equipment:
           Land, buildings and
             improvements ..............      $ 10,625,000       $ 12,733,000
           Machinery and equipment .....         8,533,000         16,964,000
           Tooling and molds ...........         2,493,000          2,205,000
           Furniture and fixtures ......         1,948,000          4,511,000
                                              ------------       ------------
                                                23,599,000         36,413,000
           Less accumulated depreciation        (6,656,000)        (7,875,000)
                                              ------------       ------------
           Total .......................      $ 16,943,000       $ 28,538,000
                                              ============       ============

         Other assets:
           Technology license ..........      $    197,000       $    158,000
           Inventory components, non
              current ..................           999,000                 --
           Dartec A.B. goodwill ........                --          2,625,000
           Notes receivable ............                --          1,140,000
           Other .......................           152,000            288,000
                                              ------------       ------------
           Total .......................      $  1,348,000       $  4,211,000
                                              ============       ============

                                  MINIMED INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   NINE MONTHS ENDED SEPTEMBER 26, 1997 AND NINE MONTHS ENDED OCTOBER 2, 1998


NOTE 5.  COMPREHENSIVE INCOME

         The Company's total comprehensive income was as follows:

                                                 THREE MONTHS ENDED              NINE MONTHS ENDED
                                            ---------------------------    ----------------------------
                                            SEPTEMBER 26,    OCTOBER 2,    SEPTEMBER 26,     OCTOBER 2,
                                                 1997           1998            1997            1998
                                            -------------   -----------    -------------    -----------
                                                                    (Unaudited)
Net income                                   $ 1,879,000    $ 3,217,000     $ 4,436,000     $ 8,270,000
Other comprehensive income (loss):
   Foreign currency translation
      adjustments                                  2,000         35,000        (275,000)         37,000
   Unrealized loss on securities                      --       (676,000)             --      (2,549,000)
                                             -----------    -----------     -----------     -----------
   Other comprehensive income (loss),
      before tax                                   2,000       (641,000)       (275,000)     (2,512,000)
   Income tax expense related to items of
      other comprehensive income                      --        258,000              --         969,000
                                             -----------    -----------     -----------     -----------
   Other comprehensive income (loss)               2,000       (383,000)       (275,000)     (1,543,000)
                                             -----------    -----------     -----------     -----------
Total comprehensive income                   $ 1,881,000    $ 2,834,000     $ 4,161,000     $ 6,727,000
                                             ===========    ===========     ===========     ===========


NOTE 6.  SALE OF IMPLANTABLE INSULIN PUMP ASSETS

         On September 1, 1998, the Company sold assets and transferred technology related to its implantable pump program to Medical Research Group, LLC ("MRG") and entered into a series of related transactions. MRG was founded by Alfred E. Mann, founder, Chairman, CEO and largest stockholder of MiniMed. Mr. Mann continues to hold a substantial equity interest in MRG.

         MiniMed sold assets, consisting primarily of inventories and equipment, to MRG in exchange for a note receivable of approximately $3.6 million. No gain or loss has been recognized on the sale of these assets. The note receivable is due and payable in full on December 31, 2003, and accrued interest is payable on December 31 of each year prior to maturity. The note bears interest at a rate of 7.0% annually. The note is secured by the assets sold to MRG. The Company has also leased facilities and improvements to MRG at which MRG will carry out its activities. The obligations of MRG under such lease are guaranteed by Mr. Mann. Certain employees of the Company involved in the manufacturing operations and research and development activities related to the implantable pump product line have become employees of MRG. The Company has been granted exclusive distribution rights to the implantable pump product line for specific medical conditions. Pursuant to the distribution agreement, MiniMed will purchase implantable pump units from MRG at negotiated transfer prices, and must purchase minimum quantities in order to preserve exclusivity of such rights. The Company is also responsible for pursuing regulatory approval of the implantable pump for the treatment of diabetes. The Company has also provided MRG with a working capital line of credit of $3.0 million, which will bear interest at 7.0% annually. Any amounts borrowed under the line of credit are due on or before December 31, 2001 and will be secured by a pledge of MiniMed common stock owned by Mr. Mann. To date, MRG has not borrowed any funds under this line of credit.

         As part of this transaction MRG has also granted MiniMed an option to acquire exclusive world-wide distribution rights to MRG's long-term glucose sensor, currently under development, for $30.0 million. The option is exercisable upon MRG's achievement of certain development milestones. MRG is attempting to integrate its long-term glucose technology with the implantable pump. MRG has also agreed to pursue the development of certain improvements to the electronic design of the implantable pump.

                                  MINIMED INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   NINE MONTHS ENDED SEPTEMBER 26, 1997 AND NINE MONTHS ENDED OCTOBER 2, 1998


NOTE 7.  CONTINGENCIES

         On September 11, 1996, the Company filed an action against Fimed, Inc. ("Fimed") seeking rescission of a product distribution contract. Subsequent to the filing of this action, Fimed filed a counterclaim seeking compensatory damages of approximately $400 million, plus punitive damages. The Company believes that it has meritorious defenses to the counterclaim asserted by Fimed. Fact discovery pertaining to the litigation has been largely completed, and trial has been set to commence May 1999. The Company has been pursuing its claims and defending against Fimed's claims vigorously.

         During 1998, the Company has been undertaking the integration of the operations of Home Medical Supply, Inc. and its affiliated companies ("HMS") which the Company acquired in January 1998. In connection with these activities, the Company discovered certain business practices, relating to charges billed to the State of Florida for health care services provided through an affiliated pharmacy, which were implemented by HMS' prior owners and which may potentially result in liability to the Company. The Company has received no notice of any action which is pending or threatened against it in connection therewith. The Company has corrected such practices, notified the State of Florida authorities of its findings, initiated legal action against the prior owners to seek indemnification for any such liability and is pursuing other legal remedies. The amount of liability to the Company, if any, cannot be determined at this time, although the Company believes that indemnification for such liability would be available from HMS' prior owners.

         The Company has initiated a plan to address the year 2000 issue. Management estimates that the implementation of the entire plan will be completed prior to the year 2000, and will cost approximately $500,000. Management believes that the Company has adequate working capital to fund the program.

         During the normal course of business, the Company may be subject to litigation involving various business matters. Management believes that an adverse outcome of any such known matters would not have a material adverse impact on the Company.

NOTE 8.  SUBSEQUENT EVENTS

         On October 31, 1998, the Company acquired Diabetes Support Systems, Inc. ("DSS"), a distributor of diabetes products, including the Company's products, located in South Florida. The Company purchased substantially all of the net assets of DSS, with the exclusion of certain liabilities and contingencies, for $3.2 million in cash and notes payable totaling $1.8 million. The notes payable bear interest at 6.0% and are due and payable $800,000 on October 31, 1999 and $1.0 million on October 31, 2000. The Company intends to integrate DSS with its Florida operations.

         On November 5, 1998, the Company and an affiliate of Medtronic, Inc. ("Medtronic") entered into an agreement under which Medtronic is to purchase up to $30.0 million of MiniMed common stock at $60.00 per share. Under the arrangement, Medtronic purchased 233,334 shares on November 5, 1998, for approximately $14.0 million and entered into a second agreement to purchase 266,666 shares for approximately $16.0 million, subject to compliance with the Hart-Scott-Rodino Antitrust Improvements Act.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the financial condition and results of operations of MiniMed should be read in conjunction with the consolidated financial statements and the related notes thereto incorporated by reference herein. Any statements released by the Company that are forward looking, including statements relating to future operating results, product development and research activities, pharmaceutical product sales, pharmacy restructuring, regulatory approvals, the impact on the Company of the sale of its implantable pump assets to MRG, the benefits to be derived from the DSS acquisition, the ability of the Company to obtain indemnification from HMS' prior owners, the Company's plans to exercise its option to purchase marketing rights to the MRG long-term glucose sensor, research and development expenditures, adequacy of working capital and cash requirements, litigation and other contingencies, capital expenditures and requirements, manufacturing trends, product and service offerings, financing of new facilities and Year 2000 compliance issues are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements involve risks and uncertainties which may affect the Company's business and prospects, including changes in economic and market conditions, healthcare legislation, the ability to obtain licensing and regulatory approvals, progress in MiniMed's alliances with pharmaceutical companies, the development of competing drug delivery systems, management of growth, the effective integration of HMS and DSS into the Company, MRG's ability to effectively develop implantable pumps and its long-term glucose sensor, the outcome of certain litigation, and other factors discussed in the Company's filings with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the three and nine month periods ended October 2, 1998, and September 26, 1997, the percentage relationship to net sales of certain items in the Company's consolidated statements of income and the percentage change in the dollar amount of such items on a comparative basis.

                                                                        PERCENTAGE OF NET SALES
                                                ------------------------------------------------------------------------
                                                         THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                -----------------------------------  -----------------------------------
                                                OCTOBER 2, SEPTEMBER 26, % INCREASE  OCTOBER 2, SEPTEMBER 26, % INCREASE
                                                   1998        1997      (DECREASE)    1998         1997      (DECREASE)
                                                ---------- ------------- ----------  ---------- ------------- ----------
                                                                              (Unaudited)
Net sales                                         100.0%       100.0%       39.4%      100.0%       100.0%       38.5%
Cost of sales                                      37.5         38.1        36.9        39.3         39.7        37.1
                                                  -----        -----       -----       -----        -----       -----
Gross profit                                       62.5         61.9        40.9        60.7         60.3        39.5
Operating expenses:
       Selling, general and administrative         41.9         42.6        37.2        40.8         42.2        34.0
       Research and development                    11.2          9.7        60.6        11.8          9.5        72.2
       Research and development contract           (4.3)         0.0         n/a        (4.8)         0.0         n/a
                                                  -----        -----       -----       -----        -----       -----
           Total operating expenses                48.8         52.3        30.1        47.8         51.7        28.0
                                                  -----        -----       -----       -----        -----       -----
Operating income                                   13.7%         9.6%       99.8%       12.9%         8.6%      107.8%
                                                  =====        =====       =====       =====        =====       =====

         The following table sets forth domestic and international net sales and gross profits related to the Company's primary product lines for the three and nine month periods ended September 26, 1997 and October 2, 1998.

                                           DOLLARS IN THOUSANDS                               % OF NET SALES
                             -----------------------------------------------      ----------------------------------------
                               THREE MONTHS ENDED        NINE MONTHS ENDED        THREE MONTHS ENDED     NINE MONTHS ENDED
                             ---------------------     ---------------------      ------------------     -----------------
                              OCT 2,      SEPT 26,      OCT 2,      SEPT 26,       OCT 2,    SEPT 26,    OCT 2,    SEPT 26,
                               1998         1997         1998         1997          1998       1997       1998       1997
                             --------     --------     --------     --------       -----      -----      -----      -----
                                                                         (Unaudited)
DOMESTIC AND
INTERNATIONAL NET SALES
  External pumps and
     related disposables
    Domestic                 $ 28,637     $ 18,627     $ 72,965     $ 48,476        82.1%      74.4%      78.5%      72.2%
    International               2,688        1,740        7,644        4,820         7.7        6.9        8.2        7.2
                             --------     --------     --------     --------       -----      -----      -----      -----
      Subtotal                 31,325       20,367       80,609       53,296        89.8       81.3       86.7       79.4
  Other diabetes supplies       1,364          714        4,334        3,960         3.9        2.9        4.7        5.9
  Pharmaceutical products       2,065        3,681        7,554        9,203         5.9       14.7        8.1       13.7
  Implantable Pumps               143          276          482          662         0.4        1.1        0.5        1.0
                             --------     --------     --------     --------       -----      -----      -----      -----
Net Sales                    $ 34,897     $ 25,038     $ 92,979     $ 67,121       100.0%     100.0%     100.0%     100.0%
                             ========     ========     ========     ========       =====      =====      =====      =====
GROSS PROFITS
  External pumps and
    related disposables      $ 21,577     $ 14,999     $ 55,544     $ 38,510        61.8%      59.9%      59.7%      57.4%
  Other diabetes supplies         481          264        1,655        1,702         1.4        1.1        1.8        2.5
  Pharmaceutical products          62          552          925        1,381         0.2        2.2        1.0        2.1
  Implantable pumps              (294)        (324)      (1,656)      (1,100)       (0.8)      (1.3)      (1.8)      (1.6)
                             --------     --------     --------     --------       -----      -----      -----      -----
     Total                   $ 21,826     $ 15,491     $ 56,468     $ 40,493        62.6%      61.9%      60.7%      60.4%
                             ========     ========     ========     ========       =====      =====      =====      =====

NET SALES

         Net sales increased 39.4% during the three months ended October 2, 1998 over the three months ended September 26, 1997 to $34,897,000 from $25,038,000, and 38.5% to $92,979,000 from $67,121,000 from the first nine months of 1997 to the first nine months of 1998. This sales growth is principally the result of an increase of 53.8%, or $10,958,000, in the sales volume of external pumps and related disposables for the third quarter of 1998 over the third quarter of 1997, with sales of these products increasing $27,313,000 or 51.2% for the first nine months of 1998 over the corresponding period of 1997. Domestic sales of these products grew 53.7% or $10,010,000 in the third quarter of 1998 compared to the third quarter of 1997, while international sales increased 54.5% or $948,000 during the same period. For the first nine months of 1998, domestic and foreign sales of external pumps and related disposable products increased by 50.5% and 58.6%, respectively, over the comparable period of 1997.

         Domestic net sales growth resulted primarily from increased volume of external pumps and related disposables, with some of the domestic sales growth attributable to an increase in the average realized sales price of external pumps. The effective price increase is generally the result of a continued shift of external pump sales from independent dealers to internal sales, thus eliminating the discount given to such dealers. International sales of external pumps and related disposable products grew primarily due to greater sales volumes of external pumps. The Company has realized a slight decrease in the average sales price realized on international pump sales as the Company is expanding its presence in several countries. Domestic and international pricing for disposable products did not change materially from the first nine months of 1997 to the first nine months of 1998.

         Pharmaceutical product sales decreased 43.9% or $1,616,000 to $2,065,000 in the third quarter of 1998 compared to $3,681,000 in the third quarter of 1997 and decreased 17.9% or $1,649,000 to $7,554,000 in the first nine months of 1998 compared to $9,203,000 in the first nine months of 1997. Pharmacy sales will continue to be lower than 1997 sales as the pharmacy operations are being restructured to better serve MiniMed's diabetes business. Such restructuring includes the discontinuation of certain product lines previously offered by the pharmacy. Sales of other diabetes supplies increased 91.0% or $650,000 to $1,364,000 for the third quarter of 1998 compared to $714,000 in the 1997 third quarter and have increased by 9.4% or $374,000 to $4,334,000 during the first nine months of 1998 compared to $3,960,000 in the comparable period of 1997. The increase in sales of other diabetes supplies for both the three and nine months ended October 2, 1998 was primarily attributable to sales from the Company's subsidiary in Sweden. Domestic sales volumes of other diabetes supplies have increased, however, gross profits on these products have decreased due to pricing pressures.

         On October 31, 1998, the Company acquired Diabetes Support Systems, Inc. ("DSS"), a distributor of the Company's products and other diabetes supplies located in South Florida (see notes to consolidated financial statements). The Company believes that the acquisition of DSS will enhance its internal distribution channels to a broader patient base and provide more support for sales growth of its core business products and other diabetes supplies.

         Sales of implantable pumps decreased from the third quarter of 1997 to the third quarter of 1998 and have decreased for the first nine months of 1998 compared to the first nine months of 1997. Regulatory approval for the implantable pump and special insulin utilized in the implantable system is still pending. Although the Company received certification for the implantable pump under the applicable directives issued by the European Union (the "EU") and received the CE Mark in March 1995 (permitting commercial sale throughout the EU), separate approval from the EU is required for commercial sale of the insulin and no assurance can be given as to when such approval will be received, if at all. The implantable pump and the special insulin remain subject to regulatory review and approval in the United States. No assurance can be given when such approvals will be received, if at all.

OPERATING RESULTS

         Cost of Sales and Gross Profits--Cost of sales increased 36.9% during the three months ended October 2, 1998 as compared to the three months ended September 26, 1997 to $13,071,000 from $9,547,000, and increased 37.1% to
$36,511,000 from $26,628,000 for the nine months ended October 2, 1998 as compared to the nine months ended September 26, 1997. As a percentage of net sales, cost of sales in the 1998 third quarter decreased to 37.5% from 38.1% in the comparable period of 1997, while cost of sales as a percentage of net sales for the first nine months of 1998 decreased to 39.3% from 39.7% for comparable period of 1997. Gross margins on external pumps and disposables decreased to 68.9% of such sales during the 1998 third quarter, compared to 73.6% for this product line during the 1997 third quarter. For the first nine months of 1998 gross margins on external pumps and disposables decreased to 68.9% of such sales compared to 72.3% for the comparable period in 1997. Year-to-date and quarterly gross margins on these products were affected by several factors. The Company has added a disposable product line which is not manufactured in-house, therefore resulting in lower margins. The Company intends to continue to purchase and sell various disposable products manufactured by third party manufacturers and expects to achieve better margins on these products when certain purchase volumes have been met. In an effort to seed international growth, the Company has realized a reduction in average external pump sales prices outside of the United States. Gross margins as a percentage of corresponding product line sales in 1998 have also decreased for the pharmaceutical products and other diabetes supplies product lines for the third quarter of 1998 and on a year-to-date basis as compared to the third quarter and first nine months of 1997. The reduction in pharmaceutical products gross margins is the result of the restructuring of the pharmacy operations and discontinuation of certain pharmaceutical product lines. Other diabetes supplies gross margins have decreased due to the lower domestic average sales prices described above.

         The Company's gross profits have been adversely impacted by the implantable pump product line during the nine months ended October 2, 1998 due to continued limited sales prior to such product's full commercial release. Such limited sales have inhibited the Company's ability to realize manufacturing efficiencies on this product line and have caused unfavorable manufacturing variances. On September 1, 1998, the Company sold assets and transferred technology related to its implantable pump business to MRG. MRG was founded by Alfred E. Mann, the Company's founder, Chairman, CEO and largest stockholder. Mr. Mann continues to hold a substantial equity position in MRG. MRG will assume all manufacturing and development activity related to the implantable pump (see notes to consolidated financial statements).

         Operating Expenses--Selling, general and administrative expenses increased 37.2% during the three months ended October 2, 1998 as compared to the three months ended September 26, 1997 to $14,643,000 from $10,669,000. For the nine months ended October 2, 1998, selling, general and administrative expenses grew 34.0% to $37,963,000 from $28,334,000 for the nine months ended September 26, 1997. As a percentage of net sales, these expenses decreased to 41.9% and 40.8% during the three and nine month periods ended October 2, 1998 compared to 42.6% and 42.2% for the comparable three and nine month periods ended September 26, 1997. These expenses have decreased as a percentage of sales primarily due to the Company's increased sales volumes. The overall increase in spending is also related primarily to the increase in sales activities during such periods.

         Research and development expenses grew 60.6% during the three months ended October 2, 1998 over the three months ended September 26, 1997 to $3,892,000 from $2,424,000, with research and development expenses increasing 72.2% to $10,946,000 for the first nine months of 1998 compared to $6,357,000 for the first nine months of 1997. As a percentage of sales, research and development expenses increased to 11.2% during the three months ended October 2, 1998 from 9.7% during the comparable period in 1997, and increased to 11.8% from 9.5% of net sales during the first nine months of 1998 as compared to the first nine months of 1997. The 1998 increase in research and development costs resulted from greater resources directed to the development of continuous glucose monitoring systems, start-up manufacturing operations of the continuous glucose monitoring systems, future generation external insulin pumps and disposable products, data communication capabilities for external pumps and continuous glucose monitoring systems and the Company's joint development project with Roche Diagnostics/Boehringer Mannheim Corporation. The Company will realize a reduction in research and development expenses in future periods due to the sale of assets related to the implantable pump program to MRG (see notes to consolidated financial statements). However, on an overall basis, research and development expenses will continue to increase during the fourth quarter of 1998 and during 1999. Future increases in research and development spending are expected for various continuous glucose monitoring systems and future generation external pumps and related disposable products for the treatment of diabetes and other medical conditions as well as other new activities.

         The Company filed an application with the Food and Drug Administration ("FDA") for 510(k) clearance for the first continuous glucose monitoring system for ambulatory use during the fourth quarter of 1997. This application has been converted to an application for premarket approval which required additional documentation to be submitted by the Company to the FDA prior to approval of the first generation of continuous glucose monitoring systems. Substantially all of such documentation has been submitted to the FDA. The FDA has granted the Company expedited review status on this product and has completed an audit of the statistical results obtained in clinical studies and an inspection of the Company's continuous glucose monitoring systems manufacturing facilities. Future research and development costs on the continuous glucose monitoring systems relate to continued refinement of the products prior to regulatory approval, continued investment in a continuous glucose monitoring systems manufacturing operation and development of the next generation of continuous glucose monitoring systems. The Company anticipates that research and development expenditures for future periods will increase as more of its new technological innovations approach commercialization. The Company achieved the necessary milestone on its research and development contract with American Medical Instruments, Inc., a member of The Marmon Group of Companies, ("AMI"), and appropriately recognized $1.5 million in research and development contract revenues during the quarter, recorded as a reduction of operating expenses.

         The Company from time to time invests in new and developing technologies that may provide improvements to the Company's core technology or that may provide additional applications for the Company's existing technologies and products. These investments may be in the form of equity investments, loans, research and development agreements, and strategic alliance or cooperation agreements. No assurance can be given as to when such investments will provide useful new technologies or applications, if at all. Such investments may result in losses that could adversely affect the Company's future earnings and results of operations.

           Other--Other income during the three and nine months ended October 2, 1998 and during the three and nine months ended September 26, 1997 consists primarily of interest income generated from the Company's cash, cash equivalents, and short-term investment balances. Other income will fluctuate in future periods based upon the funds available to the Company for investment.

           The Company's effective tax rate during the first nine months of 1998 and 1997 has been computed giving consideration to the pretax earnings and losses applicable to the Company's foreign and domestic tax jurisdictions. Inflation has not significantly impacted the Company's results of operations for the past two years.

LIQUIDITY AND CAPITAL RESOURCES

           During the nine months ended October 2, 1998, the Company used cash in operations of $4,580,000 compared to $2,172,000 provided by operations in the comparable period in 1997. Cash used in operations increased primarily due to increased receivables related to sales growth, increased inventory levels required to support planned sales growth, product introductions and payment of several current liabilities, including the payment of fiscal 1997 accrued compensation and the retirement of trade debt owed to several significant vendors associated with HMS operations. The Company also used $2.6 million of cash to complete its acquisition of Dartec A.B., a Scandinavian distributor during the first quarter of 1998. The increase in capital expenditures to $14,899,000 during the first nine months of 1998 compared to $4,153,000 spent during the comparable period in 1997, resulted primarily from building continuous glucose monitoring systems manufacturing capacity, as well as other building improvements, to support growth, manufacturing expansion, research and development engineering equipment and information systems requirements. The Company anticipates that future capital expenditures will continue to increase to support the Company's new product activities and to build the infrastructure necessary to accommodate the Company's anticipated growth. The Company also used cash of $2.9 million to retire bank debt related to HMS operations, with $275,000 of debt remaining outstanding as of October 2, 1998.

         There were no significant equity transactions during the first nine months of 1998. On November 5, 1998, the Company and Medtronic entered into an agreement under which Medtronic is to purchase up to $30.0 million of MiniMed common stock at $60.00 per share. Under the arrangement, on November 5, 1998, Medtronic purchased 233,334 shares for approximately $14.0 million and entered into a second agreement to purchase 266,666 shares for approximately $16.0 million, subject to compliance with the Hart-Scott-Rodino Antitrust Improvements Act. The Company maintains an unsecured line of credit which enables the Company to borrow up to $10.0 million through January 31, 1999. The Company has not drawn any funds under such line of credit. The line of credit, if used, bears interest at an adjustable rate equal to the 30-day commercial paper rate plus 2.15% (7.2% as of October 29, 1998). The Company is also required to maintain certain cash, net worth and debt covenants under the provisions of this line of credit. The Company is currently in compliance with all of these covenants.

         In the process of integrating certain HMS operations, the Company discovered certain business practices relating to charges billed to the State of Florida which were implemented by prior ownership and that may potentially result in liability. Such billing activities were related to health care services provided through an affiliated pharmacy. The Company has received no notice of any action which is pending or threatened against it in connection therewith. The Company has corrected such practices, notified the State of Florida of its findings and initiated legal action against the prior owners to seek indemnification for any such liability. The amount of liability to the Company, if any, cannot be determined at this time, although the Company believes that indemnification for such liability would be available from such prior owners. The Company also is involved in certain other litigation, the financial impact of which is uncertain. (see notes to consolidated financial statements.)

           Under terms of its research and development contract with AMI, the Company received $4.5 million during the first nine months of 1998. The Company also has the right to purchase the technologies developed at prices ranging from an aggregate of $13.5 million to $19.0 million during certain periods through July 30, 2002. The Company may alternatively elect to pay royalties on sales of these products in lieu of purchasing the technologies. The Company has entered into an agreement by which, among other transactions, the Company has acquired an option to purchase the exclusive world-wide marketing rights to a long-term glucose sensor developed by MRG for $30.0 million (see notes to consolidated financial statements). The Company does not anticipate exercising this option prior to 2000. In the event that the Company pursues either of these opportunities, additional capital resources will be required.

         On October 31, 1998, the Company acquired DSS, a distributor of the Company's products and other diabetes supplies located in South Florida. The Company paid $5.0 million consisting of $3.2 million in cash and $1.8 million in notes payable, $800,000 due in 1999 and $1,000,000 in 2000 for substantially all of the net assets of DSS. In connection with this acquisition, the Company will also retire approximately $2.0 million in short-term and long-term debt of DSS during the 1998 fourth quarter.

           The Company plans to develop a new corporate headquarters in Southern California, not far from the current Sylmar location. Substantial capital resources will be required to construct and equip this facility, and the Company is pursuing alternative financing sources in connection therewith. The Company anticipates that the construction of this facility will be financed under a synthetic lease, with a separate operating lease on the land for 40-years plus renewal opportunities.

           Management believes that the Company's current level of cash and cash equivalents, combined with the Company's existing line of credit, will be sufficient to meet its needs for working capital and capital expenditures for the next twelve to twenty-four months. However, the requirements for additional capital and working capital are subject to change and will depend upon numerous factors, including the level of capital expenditures, research and development activities and results, competitive and technological developments, health care reimbursement trends, and the availability for acquisition by the Company of complementary additional distribution channels, products, and technologies. During future periods, the Company may require significant amounts of cash to pursue opportunities and promote continued growth and expansion.

YEAR 2000 COMPLIANCE

           The Year 2000 problem ("Y2K") refers to the potential of all electronic devices containing microprocessors to improperly calculate dates in and beyond the year 2000. In the second quarter of 1998, the Company formed a Year 2000 Oversight Committee (the "Committee") to evaluate the company's position regarding Y2K. The Committee consists of members representing all of the major operating and administrative departments within the Company including information technology, facilities, manufacturing, research and development, regulatory, quality assurance, materials, finance and accounting and legal.

            The Committee established an Action Plan Program (the "Plan") to facilitate the Company's Y2K compliance and minimize the potential effects of Y2K on the Company's operations. The components of the plan include the following steps: (1) Assess Y2K compliance of the Company's products; (2) Inventory Company equipment and software and prioritize according to critical business functions; (3) Implement Y2K compliance testing and remediation according to priorities developed; (4) Assess vendor and health care payor compliance; (5) Develop and implement policies to maintain Y2K compliance going forward; and (6) Establish contingency plans. A timetable for the completion of each of these action steps contained in the Plan has been developed by the Committee. The Committee meets regularly to assess the Company's efforts to comply with the Plan and to address any outstanding Y2K issues. The Committee is also responsible for coordinating all communications and responding to all inquiries relating to Y2K.

          The Company has completed its evaluation of all of its current product offerings. Such evaluation has shown that Y2K will not pose operating problems for such products. The Company is currently in the process of creating a master inventory of all equipment and software vulnerable to Y2K and is identifying the equipment and software attendant to critical business processes. Once this process is complete, the Company will be in a position to implement remediation programs to address potential problems that are identified. The Company currently believes that it will be able to modify, replace, or mitigate its affected systems in time to avoid any material impact on its operations.

           The Company has initiated formal communication with its vendors to assess their compliance with Y2K. Questionnaires have been developed and are being distributed to vendors with on site evaluations to be conducted at the most critical vendors' sites of operations. The Company suspects that its greatest Y2K risk will be vendor compliance. The Company relies on its vendors to supply it with its requirements of critical components necessary for the manufacture of its products. A program to assess the Y2K compliance of insurance companies, management service organizations, and other third party payors is also being implemented. The Company is also initiating discussion with its strategic business partners regarding the state of their Y2K readiness. Once both the internal and external reviews described above are completed, the Company will be able to design a contingency plan to address its areas of greatest exposure.

           The failure to correct a material Y2K problem could result in an interruption in, or failure of certain normal business activities. Such failures or interruptions could materially impact the Company's results of operations, liquidity and financial position. Due to the general uncertainty inherent in the Y2K problem, resulting primarily from the uncertainty of the Y2K readiness of the Company's vendors and suppliers, the Company is unable to determine at this time whether the consequences of Y2K failures will have a material adverse impact on the Company. The Plan, implemented by the Committee, is expected to significantly reduce both the Company's level of uncertainty about the Y2K problem and the possibility of significant interruptions to the normal operations.

            Management currently believes that the cost of Y2K assessment and remediation will not be material. The Company estimates that the implementation of the Plan and remediation activities related to the Company's internal systems and equipment will cost approximately $500,000. Management currently believes that the Company has adequate working capital to fund these activities.

           Readers are cautioned that forward looking statements contained in this Year 2000 Compliance section should be read in conjunction with the Company's cautionary language in the first paragraph of Management's Discussion and Analysis of Financial Condition and Results of Operations on page 10.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Not Applicable

ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF  SECURITY HOLDERS

    Not applicable.

ITEM 5.  OTHER INFORMATION

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

Exhibit No.       Exhibit
-----------       --------------------------------------------------------------

  3(ii).1         Amendment to Bylaws of MiniMed Inc.

  10.1            Agreement Regarding Implantable Pump Business dated September
                  1, 1998, by and between Medical Research Group, LLC, a
                  California limited liability company and MiniMed Inc., a Delaware corporation.

  10.2            Implantable Pump License and Distribution Agreement dated
                  September 1, 1998, by and between Medical Research Group, LLC, a California limited liability company and MiniMed Inc., a Delaware corporation.

  10.3 Glucose Sensor Option Agreement dated September 1, 1998, by and between Medical Research Group, LLC, a California limited liability company and MiniMed Inc., a Delaware corporation.

  10.4            Guarantee of Alfred E. Mann dated September 1, 1998.

  27.1            Financial data schedule


(b)    Reports on Form 8-K

       None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                         MiniMed Inc.



Date: November 13, 1998                  /s/  KEVIN R. SAYER
                                         ----------------------------------
                                         Kevin R. Sayer
                                         Senior Vice President, Finance &
                                         Chief Financial Officer

                                INDEX TO EXHIBITS



Exhibit No.       Exhibit
-----------       --------------------------------------------------------------

  3(ii).1         Amendment to Bylaws of MiniMed Inc.

  10.1            Agreement Regarding Implantable Pump Business dated September
                  1, 1998, by and between Medical Research Group, LLC, a
                  California limited liability company and MiniMed Inc., a Delaware corporation.

  10.2            Implantable Pump License and Distribution Agreement dated
                  September 1, 1998, by and between Medical Research Group, LLC, a California limited liability company and MiniMed Inc., a Delaware corporation.

  10.3 Glucose Sensor Option Agreement dated September 1, 1998, by and between Medical Research Group, LLC, a California limited liability company and MiniMed Inc., a Delaware corporation.

  10.4            Guarantee of Alfred E. Mann dated September 1, 1998.

  27.1            Financial data schedule