Form 10-K
period 1999-01-01
MINIMED INC
filed 1999-04-01
CIK 945801

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                            ------------------------

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED: JANUARY 1, 1999

                        COMMISSION FILE NUMBER: 0-26268

                                  MINIMED INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      DELAWARE                                              95-4408171
           (STATE OF OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
           INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant at March 15, 1999 was $841,228,448. The number of shares outstanding of the registrant's Common Stock as of March 15, 1999 was 14,093,478.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the following document are incorporated herein by reference:
Part III -- The Registrant's Proxy Statement for its 1999 Annual Meeting (the "1999 Proxy").

                      Exhibit Index is located at page 54

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

     This Annual Report on Form 10-K contains statements that are forward-looking, including statements relating to anticipated operating results, growth, financial resources, the development of new markets, the development, regulatory approval, manufacture, distribution, and commercial acceptance of new products and new applications for MiniMed's existing product lines. Investors are cautioned that, although MiniMed believes that its expectations are based on reasonable assumptions, forward-looking statements involve risks and uncertainties which may affect MiniMed's business and prospects, including changes in economic and market conditions, acceptance of MiniMed's products by the health care and reimbursement communities, health care legislation and regulation, new developments in diabetes therapy, administrative and regulatory approval and related considerations, competitive developments, the effective integration of the Company's recent acquisitions, maintenance of strategic alliances and other factors discussed under the caption "Risk Factors" in the Company's Registration Statement No. 333-23013 filed with the Securities and Exchange Commission and declared effective on March 27, 1997.

ITEM 1. BUSINESS

     MiniMed Inc. (the "Company" or "MiniMed") designs, develops, manufactures and markets advanced microinfusion systems for the intensive management of diabetes and is developing other applications for its pump technology. Substantially all of the Company's revenues have been derived from the sale of external insulin pumps and related disposables, which are designed to deliver small quantities of insulin in a controlled, programmable profile. The Company believes that it is the leading provider of these systems in the world with a present market share in the U.S. of approximately 80% for new pump sales. The Diabetes Control and Complications Trial (the "DCCT Study"), a landmark, 10-year study conducted under the auspices of the National Institutes of Health (the "NIH"), established that close control of glucose levels can prevent or delay the onset of the long-term consequences of diabetes. Other clinical studies have demonstrated that the use of insulin pumps offers many advantages over injection therapy, such as enabling patients to achieve less glucose variability, reducing the serious consequences of diabetes and improving the patients' quality of life. The Company also has exclusive worldwide marketing rights to an implantable insulin pump and has developed continuous glucose monitoring systems intended to enable further improvement in glycemic control and avoidance of hypoglycemic (low glucose level) and hyperglycemic (high glucose level) events. The Company's net sales of external pumps and related disposables have grown at a compounded annual rate of approximately 34% from $11.8 million in 1990 to $121.8 million in 1998. The Company believes its primary market is for Type 1 (insulin-dependent, juvenile-onset) diabetes patients. The American Diabetes Association (the "ADA") has estimated that there are approximately
800,000 - 1,000,000 Type 1 patients in the U.S., and the Company believes that approximately 7% of such patients use insulin pumps.

     Beyond intensive management of diabetes, the Company is seeking to take advantage of its drug delivery expertise by exploring applications of its pumps with drugs other than insulin. The Company believes that its pump technology is well suited for the delivery of a number of drugs that are difficult to administer, including drugs that: (i) are made up of fragile, large molecules,
(ii) cannot be ingested orally, (iii) have short half-lives in vivo, (iv) require site-specific delivery, (v) have very narrow effective ranges of concentration, (vi) require a profiled delivery pattern or (vii) would otherwise require large amounts of drugs that are either expensive or toxic in the high doses required to achieve therapeutic value. Many genetically engineered and manufactured proteins and peptides have these characteristics. In 1997, the Company entered into a Cooperation and Strategic Alliance Agreement with Trimeris, Inc. ("Trimeris") with respect to its new drug for the treatment of HIV infection, and also an agreement with United Therapeutics Corporation ("UTC") (formerly LRX Pharmaceuticals, Inc.), to collaborate in the design, development and implementation of therapies for the treatment of pulmonary hypertension. The Company continues to have discussions with a number of other biotechnology companies regarding additional collaboration on developing infusion systems for use with drugs other than insulin. For a discussion of MiniMed's operating business segments see notes to consolidated financial statements.

DIABETES THERAPY

     The Company's primary business currently is directed to the intensive management of diabetes. Toward this end, the Company manufactures and markets programmable pumps and related supplies for delivery of insulin in patient-controlled profiles. The Company's programmable external insulin pumps are small and lightweight (about the size of a pager) and are designed to be worn under the patient's clothing, on a belt, in a pocket or elsewhere in order not to interfere with normal daily activities. The pumps are designed to utilize the Company's proprietary disposables, consisting of an infusion set and a medication reservoir, which provide the Company with a continuing source of revenue following pump sales. The Company's external infusion pumps deliver insulin subcutaneously in hundreds of microdoses throughout the day, more closely simulating delivery by a normal pancreas as compared to the two to four large (bolus) doses per day with injection therapy. A prospective, cross-over study published in April 1996 in Diabetes Care has shown that intensive management of diabetes by insulin pump therapy using the Company's external pump reduces the risk of severe hypoglycemic events four-to six-fold as compared to intensive management of diabetes by multiple daily injections.

     In addition to its external pumps, the Company has developed an implantable pump which to date has been utilized only for insulin delivery. The programmable implantable pump is similar in function to the external pump but is implanted under the skin of the abdomen, releasing insulin directly into the peritoneal cavity. Peritoneal delivery even more closely simulates normal pancreatic function than subcutaneous delivery via an external pump. Two studies presented in France in 1994 found that intensive insulin therapy with an implantable pump (a majority of which were made by the Company prior to the transaction with "MRG" discussed below) has significant advantages over alternative intensive management therapies for Type 1 patients, including lower glycemic variability and a significant reduction in hypoglycemic events. A separate study published in the Journal of the American Medical Association ("JAMA") in October 1996 found that in Type 2 (adult onset) patients, intensive insulin therapy utilizing the Company's implantable pump, as compared to those patients using multiple daily injections, also provided reduced glycemic variability, reduced risk of hypoglycemic events without weight gain and enhanced quality of life. The Company's implantable pump has been approved for commercial sale in the European Union ("EU"), and the special insulin used in the implantable pump, which has not been approved for commercial distribution in the EU or the U.S., is subject to a separate regulatory approval process in the EU. In August 1998, the Company transferred its implantable pump technology to Medical Research Group, LLC ("MRG"), a medical research and development company, to further the development of this technology. This arrangement integrates the development of the implantable pump and MRG's long-term glucose sensor under a single management team, and is considered one of several methods by which the Company can achieve its strategic goal of developing or marketing an "artificial" pancreas. The Company retains the marketing and distribution right to the implantable pump for diabetes and certain other applications, and has obtained an option to acquire the marketing rights to the long-term glucose sensor under development by MRG. MRG was founded by Alfred E. Mann, the principal stockholder of the Company. Mr. Mann is the Chairman, a director and a principal stockholder of MRG.

     The Company is also developing a series of continuous glucose monitoring systems, all of which utilize a sensor that can be inserted into subcutaneous tissue for continuous monitoring of glucose levels. Each sensor is expected to last approximately 3 days, after which the patient would replace it with another sensor in a different location. The system measures glucose levels every ten seconds and records averages over 5 minute intervals. These systems are being developed to provide minimally invasive, continuous measurements with alarms that warn the patient when glucose levels become too low or too high. The Company believes these systems would provide substantial benefits over widely used glucose meters and strips that provide only intermittent measurements and can cause considerable discomfort and inconvenience as a result of the need several times a day to prick a finger to draw blood and then use a strip and a meter to determine glucose levels. Because of the expected advantages of the Company's minimally-invasive continuous glucose monitoring systems over glucose strips and meters, the Company believes that its systems, if successfully developed, would enable better disease management and significantly improve patient compliance. On February 26, 1999, an Advisory Panel of the U.S. Food and Drug Administration ("FDA") issued a conditional recommendation for agency approval of MiniMed's premarket approval application ("PMA") for a system designed to provide continuous glucose monitoring for people with diabetes. The Panel unanimously recommended that the FDA approve the PMA, subject to the satisfaction of certain pre-market, post-market and labeling conditions. The PMA relates to a physician monitor product to be used as a tool in treating patients with diabetes, much like a cardiac Holter-style monitor. The Company intends to introduce subsequent versions of this product including a hypoglycemia and hyperglycemia alarm, designed to alert patients when glucose levels drop below or rise above limits established by the administering physician, and eventually, a consumer device that would provide the patient with continuous glucose readings and enable the Company to compete in the $3 billion worldwide market for glucose strips and meters.

     On January 2, 1998, the Company completed its acquisition of Home Medical Supply, Inc. and its affiliated companies ("HMS"), a privately held group of companies that is headquartered in Florida. HMS operates a medical products and supplies distribution business in approximately 30 states, which includes pharmacy operations in selected states. The acquisition of HMS was effected to allow the Company to more efficiently distribute its external insulin pumps and disposables as well as facilitate the Company's ability to distribute other diabetes supplies, including products currently under development. The Company has restructured HMS' pharmacy businesses to distribute prescription drugs for the treatment of diabetes in all fifty states and therapy systems utilizing difficult-to-deliver drugs that the Company is developing with its strategic partners. The acquisition of HMS was accounted for utilizing the pooling-of-interests method of accounting. Accordingly, operating results for the Company have been restated to include the operations of HMS for prior periods.

     On October 31, 1998, the Company acquired substantially all of the net assets of Diabetes Support Systems, Inc. ("DSS"), a private company headquartered in South Florida. DSS operates a diabetes products and supplies distribution business. DSS' businesses include distribution of a broad range of diabetes treatment products, including the Company's insulin infusion pumps and related disposables. The acquisition also is in furtherance of the Company's strategy of improving its channels of distribution for its existing diabetes products, diabetes products currently under development and other diabetes supplies.

     Throughout 1998, the Company has expended considerable resources in integrating both HMS and DSS into its operations. To date, most of the former HMS and DSS operations have been combined into a single facility in Hollywood, Florida. At this facility activities include sales, reimbursement and administrative operations related to the sales of diabetes supplies and all pharmacy operations. Businesses integrated into the Company's operations from HMS and DSS also include two retail pharmacies: one in Atlanta, Georgia and one in Dania, Florida. Various activities formerly carried on by HMS or DSS that did not compliment the Company's overall strategy were de-emphasized. The Company anticipates that some integration activities will continue into 1999.

OTHER MEDICAL CONDITIONS

     The Company has gained considerable expertise from its experience with infusion of insulin and it believes that this expertise can be applied to meet the complex delivery requirements of many other drugs. Many genetically engineered and manufactured proteins and peptides have delivery problems comparable to insulin. Delivery for these drugs is difficult because they contain fragile, large molecules, cannot be ingested orally, have short half lives in vivo, require site specific delivery, have very narrow effective ranges of concentration, require a profiled delivery pattern or would otherwise require large amounts of drugs that are either expensive or toxic in the high doses required to achieve therapeutic value. The Company is exploring opportunities for applications of delivery systems for other drugs with several biopharmaceutical companies and has entered into agreements with two such companies in 1997.

     In April of 1997, the Company announced its alliance with Trimeris relating to a new antiviral compound for the treatment of HIV/AIDS. Approximately 1,000,000 people in the United States are infected with HIV, according to an article published in JAMA in 1996. Trimeris' proprietary compound, called T-20 or "pentafuside", is designed to inhibit the spread of HIV by blocking the virus before it is able to effectively penetrate and infect a healthy host cell. This process differs from currently approved HIV/AIDS therapies, which target viral replication only after the host cell is already infected. Extensive laboratory studies have demonstrated T-20's antiviral effectiveness, and a pilot study in humans has shown the drug to be safe, effective and well tolerated. Recent clinical trials revealed that T-20 could be delivered either by multiple injection or by pump therapy, similar to the current diabetes therapy model.

     In September of 1997, MiniMed entered into an agreement with UTC, another biopharmaceutical company, to collaborate in the design, development and implementation of therapies for the treatment of pulmonary hypertension. Pulmonary hypertension is a disease that constricts the blood vessels serving the lungs, slowing oxygen absorption and ultimately causing heart failure. There is no known cure, and current treatments are limited to heart/lung transplants or the central intravenous administration of an unstable compound with a plasma half-life of approximately two minutes. Current drug therapy is exceedingly expensive, deters compliance and requires placement of a central I.V. catheter near or in the heart. In addition, the drug formulation must be mixed daily and be delivered from a bulky, refrigerated unit worn on the patient's back, a process which is cumbersome and prone to cause complications.

     By contrast, the UTC compound appears to be similarly effective at reducing pulmonary arterial pressure but can be delivered using a MiniMed subcutaneous infusion pump. By combining the Company's microinfusion technology with the patented compound of UTC, MiniMed intends to pursue the development of a therapy system for the treatment of pulmonary hypertension. The Company and UTC have launched pivotal international trials to test UTC's UT-15 compound at eighteen sites within the U.S. and in ten countries abroad. Results from early clinical trials have shown a reduction in pulmonary arterial pressure, and the Company believes that this therapy will improve patients' health and quality of life. Although only a relatively small number of people suffer from this disease, the Company believes that the UTC collaboration may provide the Company with a discrete patient population for which a new therapy delivery model can be developed. Under the terms of the alliance, the parties anticipate that the Company will be the principal distributor for both the delivery system and the drug.

     The Company is developing a series of pumps to address delivery requirements for its alternative applications. While the Company believes that such new applications for its pumps represent a significant opportunity for the future, its efforts in the area are at a preliminary stage, and no assurance can be given that the anticipated collaborative efforts with biopharmaceutical companies will be commercially implemented, that the development of such new applications for the Company's pumps will be successful or that such applications will be approved by the FDA or other regulatory authorities. In addition, many of the new applications may involve new drugs which themselves must be approved by the FDA in addition to the approval required for the use of the Company's infusion systems to deliver the drugs.

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

     Expand the Market for Insulin Pumps. The NIH and the ADA have established intensive therapy as the standard of care for most Type 1 patients, in part as a result of the DCCT Study. The Company believes that, once continuous glucose monitoring shows the relatively poor glucose level achieved with either conventional therapy or multiple daily injections, there will be a further increase in the rate of adoption of insulin pump therapy. Clinical results have shown that continuous insulin therapy utilizing insulin pumps is the most effective way to provide intensive management, and as a result the Company believes that it has a significant opportunity to expand the market for its insulin pumps. Since verification of the benefits of intensive therapy is a relatively recent development and since many patients are treated by primary care physicians who do not have the facilities and support personnel to pursue intensive management, the majority of Type 1 patients and most insulin-using Type 2 patients are still being treated with conventional therapy. The Company estimates that in the U.S. only approximately 7% of Type 1 patients are using pump therapy. The

Company is therefore focusing its marketing efforts on educating physicians, patients and third-party payors as to the need for intensive therapy and the benefits of external pumps over injection therapy (either conventional or multiple daily injections). The Company also intends to expand the market for its external pumps by enhancing its selling efforts internationally and entering additional geographic areas. The Company has adopted as a strategy the initial introduction of certain of its new products and applications in selected foreign countries because of potentially less extensive and less time-consuming governmental regulatory procedures.

     Diversification into Distribution of Additional Products for the Treatment of Diabetes. With its acquisition of HMS and DSS, the Company has established a presence in the market for additional diabetes products and supplies such as strips and meters. The Company believes that the distribution of additional diabetes products and supplies will compliment its existing distribution network for insulin pumps and supplies. The Company also believes that it will provide a means to efficiently distribute MiniMed's continuous glucose monitoring systems, once regulatory approval is received.

     Diversification Into Treatment of Other Medical Conditions. The Company believes that there are substantial opportunities to use its infusion pump technology with medications other than insulin. While the Company's previous strategy has focused on diabetes, it believes that its organization has matured sufficiently and that it can now consider pursuing other delivery applications. In this connection, Cooperation and Strategic Alliance Agreements were entered into with Trimeris and UTC in 1997 and discussions are ongoing with a number of other biotechnology companies.

     Diversification into Disease Management. The Company plans to diversify into comprehensive disease management products for the treatment of chronic, life threatening conditions such as diabetes. The acquisition of the distribution and pharmacy capabilities of HMS and DSS, combined with the Company's existing and proprietary expertise in therapy delivery systems, provides MiniMed with a platform infrastructure to develop the facilities, pharmaceutical expertise and delivery systems to dispense medications, equipment and supplies to patients nationwide. Such a specialized health care delivery system could position the Company to offer added value to managed care organizations by offering payors an infrastructure that can efficiently and effectively serve large volumes of patients.

     Continue Product Innovation. The Company is currently developing enhancements to its most advanced external insulin pump and related disposables, working with MRG on improvements to the implantable insulin pump and developing other external pumps for diabetes and alternative applications. The Company is also involved in the development of continuous glucose monitoring systems, including a monitor to be used by health care professionals to collect data over two to three days to evaluate glucose control by patients.

     On February 26, 1999, an FDA Advisory Panel issued a conditional recommendation for agency approval of MiniMed's PMA for a system designed to provide continuous glucose monitoring for people with diabetes. The Panel unanimously recommended that the FDA approve the PMA, subject to the satisfaction of certain pre-market, post-market and labeling conditions. MiniMed's PMA relates to a professional monitor system to be used as a tool in treating patients with diabetes, much like a cardiac Holter-style monitor. The Company intends to introduce subsequent versions of this product including a hypoglycemia and hyperglycemia alarm, designed to alert patients when glucose levels drop below or rise above limits established by the administering physician, and eventually, a consumer device that would provide the patient with continuous glucose readings and enable the Company to compete in the $3 billion worldwide market for glucose strips and meters. A long-term goal of the Company is to market a "closed loop" system, or artificial pancreas, which utilizes a sensor to control a pump for the automatic infusion of insulin. No assurance can be given, however, that any of these products can be successfully developed or commercialized or that the various components of any of such systems can be made to work together or that regulatory approval for commercial distribution will be obtained or that they will be accepted in the marketplace.

     Seek and Expand Strategic Alliances. The Company intends to continue efforts to expand the market for its products through strategic alliances with key partners. In the diabetes care marketplace, the Company will continue to collaborate and expand its relationships with insulin and glucose meter manufacturers and hospital service providers. In 1996 the Company entered into a co-promotion agreement with Roche Diagnostics ("Roche"), the largest supplier of glucose meters and test strips in the world. Pursuant to this alliance, each company participates in cooperative activities relating to professional education and marketing programs. In March 1997 the two companies entered into a co-development and co-promotion agreement under which they are collaborating on the development of a glucose management system for use primarily in hospitals.

PRODUCTS

     The following table summarizes certain information with respect to the principal products designed, developed or manufactured by the Company and certain products under development.

                                                                                          DATE
         PRODUCT                   DESCRIPTION                      STATUS             INTRODUCED
         -------                   -----------           ----------------------------  ----------
EXTERNAL PUMPS
507C insulin pump          Similar to 507, with          Commercially available(1)        1998
                           additional features
507 insulin pump           Fourth generation model       Commercially available(1)        1996
506 insulin pump           Third generation model        Commercially available(1)        1992
505 insulin pump           Reduced feature version of    Commercially available in        1996
                           the earlier 506               certain foreign countries,
                                                         principally in the EU
Data collection system     Communications cradle to      In test marketing
                           download patient information
                           from the 507, 507C and other
                           products under development
Glucose management system  Hospital based system to      Under development(3)
                           control glucose levels
DISPOSABLES AND
  ACCESSORIES
Sof-set(R) Ultimate QR     Insulin-compatible tubing     Commercially available(1)(4)     1998
                           set with soft cannula
                           (instead of a needle) and
                           quick release feature
Sillouhette(TM) infusion   Insulin-compatible            Commercially available(1)(4)     1997
  set                      soft-angled tubing set with
                           angled soft cannula (instead
                           of a needle and disconnect
                           feature)
Sof-set(R) QR infusion     Insulin-compatible tubing     Commercially available(1)(4)     1995
  set                      set with soft cannula
                           (instead of a needle) and
                           quick release feature
Sof-set(R) infusion set    Similar to Sof-set QR,        Commercially available(1)(4)  1987 1997
  Polyfin QR infusion set  without quick release         Commercially available(1)(4)
                           feature Insulin-compatible
                           tubing set with needle and
                           quick release feature
Polyfin infusion set       Similar to Polyfin QR,        Commercially available(1)(4)     1985
                           without quick release
                           feature
Medication reservoir       Syringe-like reservoir used   Commercially available(1)        1983
                           with external insulin pump
Sof-serter                 Automatic Sof-set cannula     Commercially available(1)        1997
                           inserter
IMPLANTABLE PUMPS
MIP 2001                   Implanted under the skin of   CE Mark received in EU;
                           the abdomen; used for         application in preparation
                           insulin therapy               in U.S.(5)(6)(10)
GLUCOSE MONITORING SYSTEMS
Physician diagnostic       To be used by health care     Regulatory submission
  device                   professionals to monitor      pending, FDA Panel
                           patients continuously for     recommended approval(8)
                           2-3 days

                                                                                          DATE
         PRODUCT                   DESCRIPTION                      STATUS             INTRODUCED
         -------                   -----------           ----------------------------  ----------
Patient glucose            To be used by the patient to  Under development(9)
  monitoring system        continuously monitor blood
                           glucose levels (includes a
                           hypoglycemia/hyperglycemia
                           alarm)

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

(6) Requires combined PMA/NDA product application with respect to the implantable pump and the special insulin.

(7) Requires PMA approval.

(8) PMA submission pending with the FDA.

(9) Requires PMA supplement.

(10) MiniMed retains worldwide marketing rights for diabetes and certain other applications.

  Current Products

     External Insulin Pumps. The Company's external pumps are designed to provide the patient with an easy, comfortable and flexible means of insulin infusion in order to maintain glucose levels. They are generally worn by the patient attached to a belt, placed in a pocket, strapped to a leg or worn on a cord around the neck. The Company's most recent version of its external pumps, the Model 507C, was introduced in June 1998. The Model 507C weighs approximately 3 1/2 ounces and is about the size of a pager. The pump can accurately deliver throughout the day a controlled, programmable profile of insulin in several hundred microinfusions of one microliter each. The insulin delivery profile can thus be adjusted to meet individual needs. The insulin is delivered from the pump through special insulin-compatible tubing either to a needle or soft cannula (a tiny tube which penetrates the skin), usually into the subcutaneous tissue of the abdomen.

     The Model 507C represents an upgrade to the fourth generation of the Company's external pumps, the first of which was introduced in 1983. The Company's pumps have many safety features, including numerous alarms (50 in the Model 507C), maximum limitations on the rate and amount of basal and bolus deliveries, and automatic shut-off mechanisms to prevent excessive delivery of insulin. The Model 507C stores a record of the timing and size of the last 450 bolus doses administered plus daily totals for the past 90 days' insulin delivery. It provides the ability to set a temporary basal rate for particular activities such as exercise, and it can be programmed to turn itself off if the user does not enter a command for a specified period of time. It offers an extended bolus delivery over time ("dual wave" and "square wave" boluses), which can be especially useful with very fast-acting insulin analogs and for high fat content foods. The Model 507C also incorporates a backlight that makes it easier for a patient to program his or her pump in low light conditions, and an audible bolus indicator.

     In September 1996, the Company introduced its Model 505 external insulin pump. This pump is a reduced feature version of the earlier Model 506. It has full bolus programming capability but only a single basal rate. It is intended primarily for those markets where more sophisticated technology has not yet been introduced.

     Insulin pumps and associated disposables are prescribed by physicians to achieve better control of glucose levels. When a pump is prescribed, a nurse typically assists in teaching the patient how to use the pump and the related skills, such as calculating the appropriate amount of insulin for boluses. A patient typically returns to the physician's office for periodic check-ups and often contacts the Company's Clinical Services Department for information. While the Company believes that its external pumps significantly improve the quality of life of their users and have also become increasingly easy to use, physicians do not prescribe external pumps for certain patients using intensive therapy because the pumps are a relatively sophisticated means of delivering insulin and some patients may not have the motivation and ability to understand and correctly use them. Also some patients, particularly in their teenage and early adult years, may object to pumps because they do not like the idea of having a device attached to their bodies. Some of these objections are being countered by the Company's educational programs and by publicity about such MiniMed pump users as Nicole Johnson, Miss America 1999.

     Disposables. The Company's external pumps are used with disposable elements consisting of a tubing set and a special syringe-type reservoir, which stores the insulin in the pump. The most popular tubing sets with soft cannulas have been marketed under the trade name Sof-set. The Company has introduced more advanced versions, called the Sof-set QR (for Quick Release), the Sof-set Ultimate QR (incorporating several enhancements over the Sof-set QR which are designed to provide greater patient comfort) and the Polyfin QR, all of which incorporate a quick release connector so that patients can more conveniently and discreetly disconnect the pump for showering, bathing, swimming, exercise or intimacy. To facilitate the insertion of the cannula through the skin, the Company has developed a device known as the Sof-serter, which allows the patient to automatically insert the cannula. In 1997, the Company introduced a new model of infusion set, under the name Silhouette, which is a soft cannula, angled infusion set that also incorporates a disconnect feature. These disposables provide the Company with a continuing source of revenue from pump customers. Most of these products are labeled to be replaced every 48-72 hours.

     Implantable Insulin Pump. The implantable insulin pump, the MIP 2001, developed by the Company and for which it maintains exclusive worldwide marketing rights for diabetes is similar in function to the external insulin pump but is implanted under the skin of the abdomen in a relatively minor surgical procedure. Like the external pump, the implantable pump releases a basal flow of insulin, with larger bolus doses delivered before meals. The amount of insulin released can be programmed by the patient with a hand-held communicator to meet individual needs. The communicator uses radio waves to control the pump, similar to the way radio waves are used to control spacecraft. The pump is designed to store approximately a three-month supply of a special, concentrated insulin and is refilled in the doctor's office from a special syringe by inserting a needle through the skin and into the pump, which then automatically draws the insulin into its negative pressure reservoir. The negative pressure reservoir is a significant safety feature which virtually precludes the possibility of a spill of the stored medication from a reservoir leak or during refilling.

     On September 1, 1998, the Company sold assets and transferred technology related to its implantable pump program to Medical Research Group, LLC ("MRG") and entered into a series of related transactions. MRG was founded by Alfred E. Mann, founder, Chairman, CEO and largest stockholder of MiniMed. Mr. Mann continues to hold a substantial equity interest in MRG.

     MiniMed sold assets, consisting primarily of inventories and equipment to MRG in exchange for a note receivable of approximately $3.6 million. No gain or loss has been recognized on the sale of these assets. The note receivable is due and payable in full on December 31, 2003, and accrued interest is payable on December 31 of each year prior to maturity. The note bears interest at a rate of 7.0% annually. The note is secured by the assets sold to MRG and guaranteed by Mr. Mann. The Company has also leased facilities and improvements to MRG at which MRG will carry out its activities. The obligations of MRG under such lease are guaranteed by Mr. Mann. Certain employees of the Company involved in the manufacturing operations and research and development activities related to the implantable pump product line have become employees of MRG. The Company retained exclusive distribution rights to the implantable pump product line for specific medical conditions, including diabetes. MiniMed is required to purchase implantable pump units from MRG at negotiated prices, and is obligated to purchase minimum quantities in 1999, 2000 and 2001 and must purchase minimum quantities in future periods in order to preserve its exclusivity.

     The Company is responsible for pursuing regulatory approval of the implantable pump for the treatment of diabetes and has provided MRG with a working capital line of credit of $3.0 million, which will bear interest at 7.0% annually. Any amounts borrowed under the line of credit are due on or before December 31, 2001 and will be secured by a pledge of MiniMed common stock owned by Mr. Mann. To date, MRG has not borrowed any funds under this line of credit. Future minimum purchase commitments for implantable pump units based upon current prices are:

1999....................................  $ 4,575,000
2000....................................    7,604,000
2001....................................    8,935,000
                                          -----------
     Total..............................  $21,114,000
                                          ===========

     MRG has also granted MiniMed an option to acquire exclusive world-wide distribution rights to MRG's long-term glucose sensor, currently under development, for $30.0 million. The option is exercisable upon MRG's achievement of certain development milestones. MRG is attempting to integrate its long-term glucose sensor technology with the implantable pump. MRG has also agreed to pursue the development of certain improvements to the electronic design of the implantable pump.

     Clinical trials of the Company's MIP 2001 implantable pump began in the U.S. and France in 1990. Approximately 260 patients participated in the formal trial, and approximately 350 additional patients received implantable pumps outside of the trial. Additionally, many pumps have been implanted in Europe (mostly in France) outside of the clinical trial, bringing the total number of units implanted (including replacements) through December 31, 1998 to approximately 1,426.

     During the early phase of the trials there was a tendency in approximately 10-15% of patients for blockage or clogging of the intra-peritoneal catheter or for deposits to collect on a pump valve, resulting in a decreased rate of infusion. These problems began to escalate in late 1993, resulting in the Company's decision in June 1994 to discontinue implants in new patients except for compassionate use. The escalation of the problem was traced to changes in the insulin when the supplier transferred manufacturing from a pilot facility to a production facility. The Company was able to develop a special rinsing procedure to restore full function in most patients and a "side-port catheter" to simplify this rinsing procedure. As a result, a limited number of implants were resumed in France, pending final regulatory approval of the insulin. Regulatory approval in the U.S. and the EU has been delayed by these problems with the insulin and by the amount of time required to test both pilot and full production lots of the improved insulin.

     The Company has verified in laboratory tests that improved formulations of the insulin supplied by the manufacturer are comparable or superior to the earlier formulations that had performed acceptably in the Company's pumps. The Company also developed a test system and predictive algorithm that enables quantitative projection of the performance of a given insulin formulation in the implantable pump.

     The Company received certification under applicable ISO quality standards and received the CE Mark in March 1995 for the MIP 2001 implantable pump, permitting commercial sale throughout the EU. However, separate approval from the EU is required for the insulin. Such approval has not yet been received and no assurance can be given that such approval will be received. Commercial distribution of the Company's implantable pump in the EU will be limited until the special insulin required for use in the pump is approved.

     Other than for cases of compassionate use, the Company decided not to resume new patient implants in the U.S. until FDA approval is received because of the high costs of the clinical trial monitoring. The Company is continuing to pursue approval for commercial sale of the implantable pump in the U.S. and is working under a procedure established by the FDA for approval of a combined application for the Company's pump and the special insulin. The Company is completing preparation of the PMA element of the application for the implantable pump and the NDA part of the application for the special insulin. No assurance can be given that problems with the MIP 2001 implantable pump and/or the insulin will be successfully resolved or that these applications will be approved by the FDA. If approved, the labeling would limit the insulin and the implantable pump for use only in combination.

     As a result of the transaction with MRG, the Company is now dependent upon the development efforts of MRG, although the Company is still extensively involved in obtaining governmental approvals for the implantable pump. The Company will also be dependent on the ability of MRG to manufacture the implantable pump.

  Products Under Development

     The Company believes that its success in the future will depend on continuing to enhance its existing products and developing new products for the treatment of diabetes and other medical conditions.

     External Pumps. The Company is working on next generation pumps which it feels will contain significant improvements over the 507C. Such new pumps are being designed to provide both diabetics and their health care professionals a more valuable tool to help improve glycemic control and to provide the user with even more flexibility, dependability and ease of use. The Company plans to integrate future generations of its external insulin pumps with its continuous glucose monitoring systems.

     In support of the 507C, and future generation external insulin pumps, the Company is also developing a data collection system which will permit health care professionals to download to a personal computer this information from the 507 or 507C (and future generations of external pumps), process the information using special software and print out the results in summary or graphical form. This information will enable the professional to assess the glucose control of the patient over the three month period and, where indicated, to adjust the insulin delivery protocol for the patient. The Company is in the process of testing this product.

     The Company is developing a glucose management system in collaboration with Roche for use primarily in hospitals. The system is designed to enable health care professionals to better control the glucose levels of their patients. The device is expected to be submitted for FDA approval through the 510(k) process. The regulatory approval process for this product has been delayed due to issues raised by the FDA relating to the intravenous delivery of insulin. The Company and Roche are in discussions with the FDA and certain insulin manufacturers regarding this issue. No assurance can be given that the Company and Roche will be able to overcome this issue.

     Disposables and Accessories. The Company is continuously working to improve its disposables and accessories.

     Glucose Monitoring Systems. The Company is developing glucose monitoring systems which are designed to provide continuous measurement of glucose levels without the need to draw blood. All of these systems will utilize a small, thin, pliable microsensor, the "subcutaneous sensor," which is to be inserted into subcutaneous tissue, generally in the abdomen or upper arm, to detect glucose levels. Each sensor is expected to last approximately 3 days, after which the patient would replace it with another sensor in a different location. The sensor monitors glucose levels every 10 seconds and records averages over five minute intervals, providing patients and physicians with an accurate continuous glucose profile.

     A series of products using this technology is planned. The first product involves the Company's glucose sensor connected by wire to a recording/display device, while future products are currently planned with telemetry, permitting wireless communication. The first continuous glucose management system product is to be used by health care professionals to evaluate glycemic control, much like a cardiologist uses a Holter monitor to monitor cardiac electrical function. This early device will record but will not display actual glucose readings. This product will record glucose levels and trends for two to three days after which the data can be downloaded by the professional into a personal computer for evaluation. In using this system the patient will be asked to use various prompts to input times of meals, amounts of carbohydrate, exercise times, and other events affecting glucose metabolism. On February 26, 1999, an FDA Advisory Panel issued a conditional recommendation for agency approval of MiniMed's PMA for this system. The Panel unanimously recommended that the FDA approve the PMA, subject to the satisfaction of certain pre-market, post-market and labeling conditions.

     The Company intends to introduce subsequent versions of its monitor product, including a programmable hypoglycemia and hyperglycemia alarm, designed to alert patients when glucose levels drop below or rise above limits established by the administering physician. After obtaining additional clinical experience with these initial products, the Company anticipates filing for FDA clearance for a product that will be used by patients to continuously monitor glucose levels. The Company expects to miniaturize the display unit for this device so that it can be worn like a wristwatch or carried in a pocket. Although the Company's development and regulatory efforts are at a relatively advanced stage, no assurance can be given that the development of these products will be successful or that they will be approved for commercial distribution.

     The development and production engineering of these products and various accessories including the introducer, the transmitter and the receiver/display devices are not yet complete. If clearance from the FDA is received, the Company also plans to conduct a field trial before general release. The Company believes that there will be a substantial market for its continuous glucose monitoring systems even if the cost of the sensors exceeds the cost of the glucose strips that they would replace. However, to maximize penetration of the glucose meter and strip market, the Company believes that it may be necessary for the price of the Company's sensors over their useful life to be reasonably comparable to the cost of presently available strips. No assurance can be given that this objective will be achieved, particularly if glucose meter companies try to compete with the Company by drastically reducing prices. Also, because of the size of its potential market, many other companies are attempting to develop non-invasive and/or continuous glucose measuring systems.

  Future Products

     A long-term goal of the Company is to market a system in which a version of an implantable pump would be coupled with a long-term glucose sensor in a "closed-loop" system in what would essentially constitute an artificial pancreas. The goal is to create a device that would automatically maintain glucose levels within a normal range via feedback from the sensor to the pump to continuously adjust the rate of insulin infusion without the need for frequent intervention and programming by the patient or physician.

     In order for such a system to be feasible, the implantable pump would have to operate in conjunction with a long-term sensor, as well as a device to control the implantable pump so that they function as a closed-loop system. In August 1998, the Company transferred its implantable pump technology to MRG, a medical research development company that is developing such a sensor. This arrangement integrates the implantable pump and its continuing development and MRG's long-term glucose sensor. The Company retains the marketing and distribution rights to the implantable pump for diabetes and certain other applications, and has obtained an option to acquire the marketing rights to the long-term glucose sensor under development by MRG. The Company considers this arrangement to be one of several methods by which the Company can achieve its vision of developing an "artificial pancreas" in which insulin pumps interact with glucose sensors.

     A complete closed-loop system, as described above, would require an IDE (as defined below) and a PMA, the timing of which are as yet undetermined. No assurance can be given that further development of the combined system of implantable pump and long-term sensor will be successful or that it will prove to be safe and effective and be approved for commercial distribution.

RESEARCH AND DEVELOPMENT

     The Company's research and development activities are performed primarily by its research and development organization, which consisted of 94 persons as of March 11, 1999. The Company obtains its product ideas from its staff, patients, health care professionals and the Company's Medical Advisory Board, all of whose opinions on products are actively solicited through surveys, field visits, medical symposia, focus groups and personal relationships. All research and development costs are expensed as incurred, and for 1996, 1997, and 1998, research and development expenses were $7,900,000, $9,447,000 and $16,531,000 respectively.

     During the first quarter of 1998, the Company signed a research and development contract with American Medical Instruments, Inc., a member of The Marmon Group of companies, ("AMI"). Under terms of the agreement, and subject to the achievement of quarterly performance milestones, the Company will receive up to $12.0 million in funding, payable in installments of $1.5 million, for two research and development projects designed primarily by the Company. The Company anticipates completion of its obligations pursuant to the agreement by the end of fiscal 1999. The Company will have the right to sell these products on a worldwide basis, with the exception of Japan, subject to payment of royalties to American Medical Instruments, Inc. The Company also has the right to purchase the technologies developed at prices ranging from an aggregate of $13.5 million to $19.0 million during certain periods through April 30, 2002. During 1998, the Company recorded $6.0 million from this research and development contract as a reduction of operating expenses, since costs related to completion of the contractual obligations will be included in research and development expense.

     From time to time, the Company attempts to obtain U.S. governmental grants to strengthen its research and development efforts on technically difficult projects. In this way, the Company hopes to bring new and novel products to the market with less financial risk. In 1998, the Company was awarded a three year, $2 million grant under the Advanced Technology Program ("ATP") by the National Institute of Standards and Technology. Using this award (and $1.5 million in matching research and development expenses), the Company plans to develop and test components for a simple, accurate, minimally invasive system for measuring glucose levels. The new chemistries, materials, and devices developed under this research award may also serve as a platform for the development of other sensing applications. A portion of the award will be used for materials synthesis and testing, which will be performed by Lawrence Livermore National Laboratory (Livermore, California). MiniMed was one of several award recipients selected among 167 proposals submitted in the ATP 1998 General Competition. In addition, the Company was awarded two multi-year NIH grants that will augment and strengthen the research being conducted under the ATP award. The Company will own all new technology resulting from these activities. Based upon these successes in obtaining awards, MiniMed is currently considering applying for additional grants in conjunction with the Company's research, development and engineering activities.

MARKETING AND SALES

     Orders for the Company's external insulin pumps in the U.S. are typically placed by the patient upon the advice and recommendation of his or her physician, who provides a prescription. The Company's primary marketing efforts are focused on endocrinologists, diabetologists and other health care professionals who treat diabetes, and on third-party payors. The Company believes that more than 90% of the Company's revenues from the sale of its external pumps and related disposables are reimbursed by third-party payors (subject to applicable deductible and copayment amounts). The Company has begun to broaden its marketing efforts to include those primary care physicians who treat relatively large numbers of diabetics in managed care organizations. The Company sponsors educational symposia in intensive diabetes management for physicians, other health care professionals and third-party payors, teaching the benefits of, and providing training in, pump therapy. The Company has trained over 5,000 health care professionals in the use of its insulin pumps for intensive management of patients and intends during 1999 to conduct 60 one-day and nine two-day symposia in the U.S. and 25 one-day symposia internationally. Roche and Eli Lilly & Co. contribute to the funding of these educational programs. The Company also conducts numerous presentations to case managers for managed care organizations.

     The Company has also entered into an agreement with the reigning Miss America, Nicole Johnson, and the Miss America Organization ("MAO") to further promote early diagnosis and aggressive treatment of diabetes. Miss Johnson was diagnosed with Type 1 diabetes at the age of sixteen and has been using a MiniMed external insulin pump to treat her diabetes since July 1997. The Company, Miss Johnson and the MAO have developed a program to educate physicians (particularly primary care physicians) and the public at large regarding diabetes diagnosis and treatment. As part of this program, the Company will sponsor Miss Johnson's personal appearances at several diabetes related events and Ms. Johnson will be a pivotal part of a print advertisement campaign initiated by the Company and directed toward advancing Miss Johnson's platform of increasing diabetes awareness, including awareness of pump therapy. Miss Johnson is also involved in similar promotional arrangements with other companies with diabetes businesses, such as Eli Lilly & Company, that do not compete directly with the Company.

     The Company also seeks to develop patient interest in and demand for its diabetes products by providing patients with access to its existing substantial service and support network, including: (i) the services of an experienced Clinical Services Department available by telephone, toll-free, 24-hours per day, seven days per week, to answer patient questions and provide guidance, advice and trouble-shooting regarding daily pump use; (ii) free short-term, replacement pumps sent within 48 hours or less to promote continuous therapy; (iii) an insurance assistance department consisting of 50 people as of March 11, 1999 to answer questions, simplify and expedite claims processing and assist patients in obtaining third-party reimbursement; (iv) participation in a patient advocacy program in collaboration with the American Association of Clinical Endocrinologists; (v) an extensive Internet web site (www.minimed.com);
(vi) advertisements in targeted media; and (vii) free videotapes and other educational material. Under their co-promotion agreement, the Company and Roche each send targeted advertising to patients describing the other's products, including in the case of materials sent by Roche, descriptions of the Company's patient service and support network.

     The Company continued to increase its presence in the managed care marketplace in 1998. Field insurance managers are responsible for relationships with, and the solicitation and negotiation of, contracts from third-party payors. In 1998, the Company more than doubled the number of arrangements it has entered into with third party payors, bringing to more than 150 the number of contracts with managed care entities and other third party payors providing for reimbursement for the Company's external pumps and disposables and other diabetes supplies. The Company has also recently expanded its insurance support activities to better address the growing managed care segment of health care payors in the U.S.

     The Company markets its diabetes products and serves customers through a combination of a direct sales organization and distributors. With the purchase of HMS and DSS, the Company significantly increased the size of its sales force. In addition to senior sales and marketing management and an extensive in-house support staff, as of March 11, 1999, the direct sales organization in the U.S. consisted of four regional directors and 103 field staff personnel, including a Director of Managed Care and eight field insurance managers. These representatives are extensively trained and specialize in diabetes therapy and the use of the Company's products. The Company compensates its sales representatives in the U.S. with a base salary, a sales commission and an annual bonus based on meeting performance objectives. In the U.S., the Company also contracts with nurse educators who are certified pump trainers to assist in educating potential patients about use of the Company's external pumps.

     The Company believes that its strategy of maintaining its own direct sales force dedicated to diabetes is an important factor in market development and an important competitive advantage. Nevertheless, the Company also utilizes independent distributors in the U.S. to augment its direct sales force and increase the number of physicians served. Some third-party payors in the U.S. require that certain classes of purchases be made through specified distributors, and certain distributors in the U.S. and internationally maintain substantial infrastructure to support physician and patient needs. Internationally, independent distributors are used to provide sales coverage in geographic areas not served by the Company's direct sales force. In 1998, the Company increased the relative percentage of sales processed directly through the Company. As a result of its continued investment in its internal reimbursement capabilities, its acquisition of HMS and DSS and the activities of its field insurance managers, the Company anticipates that the percentage of its sales made through its direct sales force will continue to increase.

     Internationally, the Company has its own sales organizations consisting of 47 people as of March 11, 1999, including administrative staff, for France, Germany, the Netherlands, Belgium, and, with the acquisition of Dartec A.B. ("Dartec") in 1997, Scandinavia and the Baltic region. The Company also has a distribution manager in the United Kingdom and utilizes independent distributors in other countries. The Company believes that the international market provides a significant opportunity for growth and is seeking to expand its international sales. International sales of diabetes products increased over 66% to $10,926,000 in 1998. Also, the Company expects that some of its new products and new applications will be introduced in foreign countries prior to their introduction in the U.S. because the regulatory approval process in other countries has generally been less time consuming and less expensive than in the U.S.

     With its acquisition and integration of HMS and DSS, the Company has established a presence in the market for additional diabetes products and supplies such as strips and meters. The Company believes that the distribution of additional diabetes products and supplies will compliment its existing distribution network for insulin pumps and supplies. Such activities will also provide the Company with a means to efficiently distribute its continuous glucose monitoring systems.

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

     The Company relies on single sources for certain critical components, including hybrid circuits, integrated circuits, special batteries, special insulin formulations, and various disposable products and components as well as a sole source subcontract arrangement for sterilization services. The Company has endeavored to establish secondary source suppliers in certain circumstances when appropriate, and creates safety stocks to address changes in market demand. Arrangements for additional or replacement suppliers for certain of these components could not be accomplished quickly. The loss of any of these critical sole source vendors could have a material adverse effect on the Company's business, financial condition and results of operations. In 1998 the Company established and validated a state-of-the-art semi-automated sensor manufacturing department to address initial market requirements. The department was inspected by the FDA in October 1998 as part of the PMA review process.

COMPETITION

     At present the Company considers its primary competition in the diabetes market for its infusion systems to be injection therapy. The Company competes against injection therapy primarily by educating doctors, nurses, patients, managed care organizations and other third-party payors about the need for intensive management of glucose levels and the advantages of pump therapy over multiple daily injections.

     In the sale of its external pumps, the Company competes with Disetronic Medical Systems, Inc. ("Disetronic"), which introduced a competitive external pump product in the U.S. approximately seven years ago. The Company estimates that Disetronic currently has approximately 20% of the U.S. market for external pumps for new patients. Internationally, in addition to Disetronic, the Company competes in the insulin pump market against several smaller suppliers which generally offer less sophisticated products. The Company competes with other pump makers primarily on the basis of product design, quality and utility, physician and patient education and support services and price. There can be no assurance that past, current and potential makers of competitive pumps, some of which may have substantially greater financial, technical, marketing and other resources than the Company, will not become more significant factors in the future. The Company believes that it may be faced with additional competition in the near future.

     Numerous companies, some of which have substantially greater financial, technical, manufacturing, marketing and other resources than the Company, are attempting to develop a variety of products for glucose measurement. Some of these products are directed toward non-invasive measurement systems, generally using near-infrared spectroscopic light directed through tissue, such as by analysis of light reflectance from an arm or transmission through a finger inserted into a well, through an ear lobe or through other tissue. The technical obstacles to such technologies are substantial, and to date no such instrument has been approved for commercial distribution by the FDA. However, if such efforts are successful and provided universal calibration is possible (so far all reports indicate that even with extensive, individual calibration, results are not adequate), then applications that can be adequately served by intermittent measurements, such as measurements in doctors' offices, might be served with such instruments. There are also several efforts directed to reducing the discomfort associated with the finger pricks required with current glucose meter systems by reducing the depth of penetration of the needle, using a laser and/or using other methods to breach the outer derma layers so as to extract interstitial fluid rather than blood. Still other approaches are being pursued for glucose level determination including attempts to draw out interstitial fluid by electrical or chemical means and then measuring the glucose. There are also at least three other efforts being directed toward subcutaneous measurement with electrochemical sensors. It is possible that some patients might prefer such systems to the Company's continuous glucose monitors for routine monitoring. The successful development and acceptance of non-invasive or minimally invasive glucose measurement systems or systems without pain could have a material adverse effect on the Company's glucose sensor program.

     The distribution of diabetes supplies and prescription drugs are highly competitive businesses. The Company believes that its principal competition in these areas comes from national mail order pharmacies, local and national retail and hospital pharmacies, cost containment and managed care companies and other distributors of diabetes supplies. Many of these companies have substantially greater resources than the Company. Moreover, the health care industry generally, and the provider segment in particular, has experienced, and is expected to continue to experience, consolidation. This trend could produce additional competitors having larger and substantially greater resources than the Company. Competitive pressure could cause the Company to lose or fail to gain market share or experience significant price erosion. The Company competes in this segment on the basis of customer service, convenience, product availability and price. In the field of diabetes supplies, Polymedica Industries, Inc., Chronimed Inc., Coram Healthcare Corp. and Transworld Home Healthcare, Inc. are publicly-held companies that compete with the Company. The Company expects that it will have direct competition in it's pharmacy operations from other national mail service companies such as Merck/Medco Managed Care, L.L.C., Express Scripts Inc., PCS Health Systems, Inc. and Diversified Pharmaceutical Services, Inc. as it seeks to redirect focus on mail service provisions of prescription drugs. The Company will, however, continue to concentrate on the distribution of pharmaceuticals that are proprietary to MiniMed.

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

PATENTS, PROPRIETARY RIGHTS AND TRADEMARKS

     The Company files patent applications to protect technology, inventions and improvements that it considers important to the development of its business. The Company prosecutes and manages its patent portfolio utilizing its in-house patent counsel and technical advisors. The Company currently holds issued U.S. patents and foreign patents and has pending many U.S. and foreign patent applications that cover various aspects of its technology. In addition, the Company has exclusive licenses under a number of patents.

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

     The Company owns the trademarks MiniMed, Sof-set, Sof-set QR, Sof-set Ultimate QR, Polyfin, Silhouette, "Making a Difference in Diabetes" and certain other trademarks. The Company also relies on certain trade secrets and proprietary know-how that it seeks to protect, in part, through confidentiality agreements with its employees and consultants. There can be no assurances that any unprotected information will not also be developed by others.

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

     In late 1991, the FDA adopted new procedures for the combined review of products that involve both devices and drugs, which permit clinical investigation and approval to be coordinated by a lead center of the FDA. The implantable pump and the associated insulin comprise a combined device/drug system that will be regulated under these procedures. Following the adoption of these procedures, the Company, which had already submitted a PMA application for the Company's MIP 2001 implantable insulin pump, withdrew its initial application for a PMA. The Company anticipates that a single application will be filed which will contain both an NDA element for the insulin and a PMA element for the pump. The FDA's Center for Drug Evaluation and Research will be the lead center and will review the NDA portion of the application, while the Center for Devices and Radiological Health will be responsible for reviewing the PMA portion. The Company anticipates that, if the FDA grants approval, such approval would include issuance of an approved NDA for the insulin and an approved PMA for the pump. There can be no assurance, however, that the application will ever be approved. Under the Act, even after approval, each batch of insulin produced for the combination product would require FDA's certification that the batch meets requisite strength, quality and purity standards.

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

     After consultations with the FDA, the Company performed a clinical trial and submitted a 510(k) application for its first generation continuous glucose management system product in December 1997. In July of 1998, following several consultations with representatives of the FDA, the Company was informed that its application relating to its first generation continuous glucose monitoring system product had been converted to an application under the PMA regulatory pathway from a 510(k) notification application. In February 1999, an FDA advisory Panel unanimously recommended approval, subject to satisfaction of certain conditions, of such application. The FDA is continuing to process this application.

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

     New PMA applications or PMA supplements are required for certain modifications to a device that is approved through the PMA process. Supplements to a PMA application often require submission of the same type of information as for a PMA application except that the supplement is limited to information needed to support any changes from the product covered by the original PMA application and may not require the submission of clinical data or the convening of an advisory committee and corresponding review. Assuming the FDA adopts the Advisory Panel recommendation and approves MiniMed's PMA application for its first generation glucose monitoring product, subsequent generations of the system would require PMA supplements. In addition, certain changes, including changes to the labeling, manufacturing, dosage, or route of administration of an approved new drug, require the approval of a supplement to the NDA application prior to initiating such changes. Submission of significant NDA supplements often require data similar to that submitted with the original NDA application. Likewise, with respect to the implantable pump and insulin combination product, certain changes to the product (e.g., design, labeling, manufacturing, dosage, route of administration) would require FDA's approval of a supplement to the original application. At the present time, FDA has indicated that there will be only one holder of the approved application for the pump and insulin combination product. The holder will be the entity entitled to file such supplements. The Company is seeking an arrangement with the FDA whereby the Company would be the approved application holder, but there can be no assurance that such an arrangement will be achieved. If the Company does not hold the approved application, then its ability to obtain FDA approval of modifications to the device would require appropriate contractual arrangements with the provider of the special insulin, or possibly would require obtaining a new PMA, which could have a material adverse effect on the Company.

     The PMA and NDA processes can each be expensive, uncertain and lengthy, and a number of devices and drugs for which PMA or NDA approval have been sought have never been approved for marketing. There can be no assurance that the Company will be able to obtain necessary regulatory approvals or clearances on a timely basis or at all for any of its products under development, and delays in receipt of or failure to receive such approvals, the loss of previously received approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     There can be no assurance that the necessary approvals for the use of new generations of the Company's external pumps and disposables, the implantable insulin pump or its glucose monitoring systems will be granted by the FDA or other authorities on a timely basis or at all, and delays in receipt of or failure to receive such approvals, or the loss of previously received approvals, could result in significant delays, substantial costs or even the cessation of operations relating to a product or group of products, and any of these could have a material adverse effect on the business, financial condition and results of operations of the Company.

     Exports of products subject to 510(k) notification requirements, but not yet cleared to market, are permitted without FDA export approval, provided that certain requirements are met. Unapproved products subject to PMA requirements must receive prior FDA export approval unless they are approved for use by any member country of the EU and certain other countries, including Australia, Canada, Israel, Japan, New Zealand, Switzerland and South Africa, in which case they can be exported to any country without prior FDA approval. International sales are subject to foreign government regulation, the requirements of which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. Within the next several years, a company must obtain the CE Mark prior to sale within the EU of certain medical devices, including implantable products. During this process, the sponsor must demonstrate compliance with ISO manufacturing and quality requirements. The Company received approval for use of its implantable insulin pump in France in June 1993. In March 1995, the Company obtained the CE Mark to market the implantable pump throughout the EU, but commercial distribution of the implantable pump in the EU will be limited until the special insulin required for use in the pump is approved and made available. In March 1995, the Company received certification under applicable ISO 9002 quality standards and in July, 1996 received certification under ISO 9001 design control standards. As is the case with QSR inspections in the U.S., inspections by various foreign bodies will continue in the EU on a periodic basis after receipt of the CE Mark.

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

THIRD-PARTY REIMBURSEMENT

     In the U.S., the Company's products are generally purchased directly by patients, physicians, physician groups, hospitals, and/or dealers. In many cases the Company, on behalf of the patients, bills third-party payors, including private insurance companies, health maintenance organizations, preferred provider organizations, other managed care providers, and, to a limited extent, Medicaid. Under the Medicaid program, states generally reimburse for approved procedures on a reasonable cost or fee schedule basis. Currently, certain states reimburse for the Company's products under the Medicaid program. Although the Company does not currently derive revenues from the Medicare program for any of its products, it is in the process of seeking coverage for its external pump. The Budget Reconciliation Act of 1997 passed by Congress and signed into law by President Clinton provides $2.1 billion in federal funding over the next five years for diabetes education and training, as well as funds for diabetes products. There is no certainty that the Budget Reconciliation Act of 1997, or any other legislation expanding coverage for diabetes which is currently, or will in the future, be considered, will benefit the Company's products.

     The Company maintains an insurance assistance department consisting of 50 people as of March 11, 1999 to simplify and expedite claims processing and to assist patients in obtaining third-party reimbursement. The Company believes that more than 90% of the revenues from Company's external pump and related disposable sales are reimbursed by third-party payors (subject to applicable deductible and copayment amounts).

     Third-party payors may also decline to reimburse for procedures, supplies or services determined to be not "medically necessary" or "reasonable." Certain payors have initially indicated that they would decline to reimburse for certain of the Company's products on that basis. The Company attempts to deter and reverse such practices through education and has expanded its insurance assistance efforts toward this end. These efforts are usually successful, but such reimbursement may become less likely in the future as pressure continues to mount for lower health care costs and particularly near-term costs.

     Medicare and many other third-party payors also do not reimburse for procedures deemed "experimental" or "investigational." There is usually no precise date when a procedure ceases to be experimental or investigational, but devices in clinical investigation under an IDE are usually deemed to be experimental or investigational. The failure to cover early use of a procedure deters usage, delaying acceptance even longer. Use of implantable pumps is still considered to be an investigational procedure by many third-party payors in the U.S., and reimbursement for the small number of pumps sold in the U.S. has therefore been limited to date.

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

PRODUCT LIABILITY AND WARRANTIES

     The Company's external pumps are generally warranted for various periods ranging from two to four years. The special motors contained in the Company's external pumps are warranted for life. The Company sets aside a reserve based on monthly return rates to pay for customer service and repair of products. Additional reserves are set aside during early stages of product introduction. The Company believes such reserves to be adequate, but in the event of a major product problem or recall, the reserves may be inadequate to cover all costs, and such an event could have a material adverse effect on the Company's business, financial condition and results of operations.

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

EMPLOYEES

     As of March 11, 1999, the Company employed 891 full-time persons including 94 in research and development, 258 in manufacturing, production engineering and quality assurance, 305 in administration and 234 in sales and marketing. The Company also utilized 87 temporary workers as of March 11, 1999. The Company believes that the success of its business depends, in part, on its ability to attract and retain qualified personnel, particularly qualified scientific, technical and key management personnel. The Company believes its relationships with its employees are good.

ITEM 2. PROPERTIES

     The Company owns its current primary facilities which consist of an aggregate of approximately 175,000 square feet in Sylmar, California. Approximately 23,400 square feet of the space is leased to Alfred E. Mann, the Company's Chairman and Chief Executive Officer and approximately 9,711 square feet is leased to MRG. In conjunction with its acquisition of HMS, the Company acquired ownership of a facility in Hollywood, Florida which contains an aggregate of approximately 32,000 square feet. The Company also leases approximately 44,000 square feet of administrative office space in two locations in Northridge and Chatsworth, California.

     In March 1999, the Company entered into a ground sublease with North Campus University Park Development Corporation, an affiliate of California State University Northridge ("CSUN") relating to approximately 28 acres of land on the CSUN campus in Northridge, California. The term of the ground sublease is approximately 40 years, with possible extensions for up to an additional 40 years. The Company contemplates constructing up to 710,000 square feet of building space in two phases over a three to five year period to address its future space requirements for its manufacturing, administrative and other activities. The Company believes that, if successfully consummated, its expansion on the CSUN campus will address the Company's space requirements for the foreseeable future. The Company and CSUN representatives are also in negotiations regarding an option for an additional contiguous 12 acres on the CSUN campus. See notes to consolidated financial statements.

ITEM 3. LEGAL PROCEEDINGS

     On September 11, 1996, the Company filed an action against Fimed, Inc. ("Fimed") in Los Angeles County Superior Court seeking declaratory relief and rescission of a distributorship agreement giving Fimed an exclusive right to distribute the Company's external pumps using third-party consumer financing. The Company alleged that Fimed fraudulently induced the Company to enter into the agreement and failed to disclose material facts. Fimed answered the Company's complaint generally denying the allegations but also asserted counterclaims against the Company alleging breach of contract, promissory fraud, unfair competition, intentional interference with prospective economic advantage, defamation (libel and slander) and abuse of process and seeking compensatory damages of $400 million, plus punitive damages. No significant amount of the Company's products has ever been sold using third-party consumer financing, and Fimed never made any sales under the agreement. The Company notified Fimed that the Company was seeking rescission of the agreement less than six months after it was signed and before Fimed began marketing the Company's products. The Company believes that it has meritorious defenses to the counterclaim asserted by Fimed. The Company intends to prosecute its claim against Fimed and defend against the counterclaim vigorously. Fact discovery in the litigation has been substantially completed. The Court appointed a retired Judge to act as an Independent Expert pursuant to California law to evaluate, assuming liability, the amount of damages, if any, sustained by Fimed. The hearing on damages was held in February 1999. Trial in this matter was set for May 1999 however, on March 30, 1999, the Court indicated that such trial will be continued until July 1999 at the earliest.

     On February 9, 1999, the Company was served with a complaint filed in the Civil District Court For the Parish of Orleans, State of Louisiana, by Diabetes Resources, Inc. (d/b/a Insulin Infusion Specialties) ("IIS") alleging various causes of action against the Company. IIS entered into an Educational Dealer Agreement (the "Agreement") with MiniMed in July, 1997, relating to the distribution of certain of the Company's products by IIS. MiniMed declined to renew the Agreement pursuant to its terms as of December 31, 1998. IIS is alleging that MiniMed engaged in unfair competition, breached the Agreement, violated applicable trade secret laws and defamed IIS. IIS did not specify the amount of damages it is seeking in its complaint. The Company is currently evaluating its options in responding to these claims. The Company believes that it has meritorious defenses to the claims asserted by IIS. Discovery in this litigation is in its preliminary stages.

     On October 20, 1998, the Company filed a complaint against Robert Kusher and Craig Lowy (collectively, the "Defendants"), the former owners of HMS, in the United States District Court for the Southern District of Florida (Ft. Lauderdale Division). The complaint alleges that the Defendants engaged in fraudulent misrepresentation, negligent misrepresentation and breach of contract relating to the sale of HMS to the Company and certain billing practices carried on prior to such sale. The Company is seeking several remedies including declaratory relief as to its rights under the Reorganization Agreement among the Defendants and the Company dated October 19, 1997, as amended and/or indemnification for any liability arising out of such billing practices.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock commenced trading on the Nasdaq National Market under the symbol "MNMD" on July 25, 1995. The following table sets forth, for the periods indicated, the intra-day high and low sales prices per share of Common Stock on the Nasdaq National Market as adjusted for a two-for-one stock dividend effected by the Company on April 1, 1999:

                                                               HIGH     LOW
                                                              ------   ------
1998
  Fourth Quarter Ended January 1, 1999......................  $59.00   $25.00
  Third Quarter Ended October 2, 1998.......................   34.44    20.19
  Second Quarter Ended July 3, 1998.........................   29.38    21.38
  First Quarter Ended April 3, 1998.........................   22.50    16.00
1997
  Fourth Quarter Ended January 2, 1998......................  $22.25   $16.63
  Third Quarter Ended September 26, 1997....................   19.57    13.13
  Second Quarter Ended June 27, 1997........................   13.63    11.25
  First Quarter Ended March 28, 1997........................   17.38    12.32

RECORD HOLDERS

     The last reported sale price of the Common Stock on the Nasdaq National Market on March 15, 1999 was $45.938 (as adjusted). As of March 15, 1999, there were approximately 640 stockholders of record of the Company's Common Stock.

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

     On November 5, 1998, the Company sold 233,334 shares of its Common Stock to Medtronic, Inc. ("Medtronic") for approximately $14 million and entered into an agreement to sell an additional 266,666 shares to Medtronic for approximately $16 million subject to compliance with the Hart Scott Rodino Antitrust Improvements Act ("HSR"). The HSR waiting period was terminated on or about December 1 and the sale of the additional 266,666 shares of Common Stock was consummated immediately thereafter. As part of this transaction, the Company provided Medtronic with certain demand and piggyback registration rights for the shares purchased. Upon completion of the transaction, Medtronic owned approximately 3.5% of the outstanding shares of Common Stock of MiniMed. The Company relied upon Section 4(2) of the Securities

Act of 1933, as amended, and Regulation D promulgated thereunder, in effecting this sale of unregistered securities.

ITEM 6. SELECTED FINANCIAL DATA

     The following table summarizes certain selected consolidated financial data, which should be read in conjunction with the Company's financial statements and notes thereto included elsewhere herein and with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." The selected consolidated financial data as of January 1, 1999, January 2, 1998, December 27, 1996, December 29, 1995 and December 31, 1994, and for each of the five fiscal years in the period ended January 1, 1999 have been derived from the audited financial statements of MiniMed Inc., which have been audited by Deloitte & Touche LLP, the Company's independent auditors.

                                                                    FISCAL YEAR
                                       ----------------------------------------------------------------------
                                           1994           1995           1996          1997          1998
                                                                     YEAR ENDED
                                       ----------------------------------------------------------------------
                                       DECEMBER 31,   DECEMBER 29,   DECEMBER 27,   JANUARY 2,    JANUARY 1,
                                           1994           1995           1996          1998          1999
                                       ------------   ------------   ------------   -----------   -----------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales............................  $    43,105    $    56,906    $    76,396    $    99,492   $   138,577
Cost of sales........................       20,847         22,780         32,314         38,704        51,518
                                       -----------    -----------    -----------    -----------   -----------
Gross profit.........................       22,258         34,126         44,082         60,788        87,059
Operating expenses:
  Selling, general and
    administrative...................       17,991         24,379         32,101         41,237        57,059
  Research and development...........        5,372          7,095          7,900          9,447        16,531
  Research and development
    contract.........................           --             --             --             --        (6,000)
  Merger related expenses............           --             --             --          1,000            --
                                       -----------    -----------    -----------    -----------   -----------
         Total operating expenses....       23,363         31,474         40,001         51,684        67,590
                                       ===========    ===========    ===========    ===========   ===========
Operating income (loss)..............       (1,105)         2,652          4,081          9,104        19,469
Interest expense.....................         (564)          (418)          (163)          (237)          (47)
Other income, including interest
  income.............................          228            965          1,062          1,851         1,503
                                       -----------    -----------    -----------    -----------   -----------
Income (loss) before income taxes....       (1,441)         3,199          4,980         10,718        20,925
Provision for income taxes...........           --           (854)        (1,662)        (4,029)       (7,882)
                                       ===========    ===========    ===========    ===========   ===========
Net income (loss)....................  $    (1,441)   $     2,345    $     3,318    $     6,689   $    13,043
Basic income (loss) per share(1).....  $     (0.09)   $      0.12    $      0.14    $      0.26   $      0.49
                                       ===========    ===========    ===========    ===========   ===========
Basic weighted average shares
  outstanding(1).....................   16,286,000     19,336,000     23,882,000     25,810,000    26,880,000
                                       ===========    ===========    ===========    ===========   ===========
Diluted income (loss) per share(1)...  $     (0.09)   $      0.11    $      0.13    $      0.25   $      0.46
                                       ===========    ===========    ===========    ===========   ===========
Diluted weighted averages shares
  outstanding(1).....................   16,286,000     21,436,000     25,134,000     27,112,000    28,332,000
                                       ===========    ===========    ===========    ===========   ===========

                                               DECEMBER 31,   DECEMBER 29,   DECEMBER 27,   JANUARY 2,   JANUARY 1,
                                                   1994           1995           1996          1998         1999
                                               ------------   ------------   ------------   ----------   ----------
                                                                          (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital..............................    $13,428        $32,133        $36,153       $ 63,409     $ 84,771
Total assets.................................     25,422         56,561         64,424        105,819      157,652
Notes payable, net of current portion........      7,000            885          1,528            728        1,059
Redeemable, convertible preferred stock......      8,513             --             --             --           --
Retained earnings (accumulated deficit)......     (3,758)        (1,924)         1,394          8,083       21,126
Total stockholders' equity...................      4,907         42,120         48,131         83,083      133,833

---------------
(1) Adjusted to reflect a 2-for-1 stock split effected April 1, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of MiniMed Inc. ("MiniMed" or the "Company") should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere herein. The discussion in this Annual Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed in the forward-looking statements. See language relating to forward-looking statements preceding Item 1, "Business."

GENERAL

     The Company's sales and profits have been generated primarily through the sale of external pumps and related disposable products used to deliver insulin in the intensive management of diabetes. Additionally, through its acquisitions of Home Medical Supply, Inc. and its affiliated companies ("HMS") and Dartec in fiscal 1997 and Diabetes Support Systems, Inc. ("DSS") in fiscal 1998, the Company also has broadened its product offerings to its customers to include other diabetes supplies and pharmacy products generally used in the treatment of this disease. The Company distributes these products nationally. The HMS acquisition was accounted for as a pooling of interests, which resulted in the operating results of the Company for the years prior to the acquisition being restated to include the results of HMS.

     Product development and manufacturing operations have focused on three product lines: external pumps and related disposables, implantable insulin pumps and continuous glucose monitoring systems. Future development of the external pump and disposable product line will focus upon improving the existing technology for its current use in diabetes treatment and the utilization of this technology for the treatment of other medical conditions. There have been no sales of glucose monitoring systems to date; however, on February 26, 1999, the Company received a unanimous recommendation for approval of the first generation of that product from an Advisory Panel to the FDA subject to certain conditions. The Company intends to initiate sales activity for this product line when final FDA approval is received. The Company's continuous glucose monitoring system has been characterized as a first of its kind technology, and commercialization will be subject to successful implementation of manufacturing, sales, marketing and reimbursement plans. Management anticipates that this will occur by mid-1999. Sales of the implantable pump have been and will continue to be irregular until full regulatory approval is obtained.

RESULTS OF OPERATIONS

     The following table sets forth for the years indicated the percentage relationship to net sales of certain items in the Company's consolidated statements of operations and the percentage changes in the dollar amounts of such items on a comparative basis for the last three fiscal years:

                                                                                     ANNUAL
                                                                               INCREASE(DECREASE)
                                                                               -------------------
                                                    PERCENTAGE OF NET SALES     1996        1997
                                                    -----------------------      VS.        VS.
                                                    1996     1997     1998      1997        1998
                                                    -----    -----    -----    -------    --------
Net sales.........................................  100.0%   100.0%   100.0%     30.2%       39.3%
Cost of sales.....................................   42.3%    38.9%    37.2%     19.8%       33.1%
                                                    -----    -----    -----     -----      ------
Gross profit......................................   57.7%    61.1%    62.8%     37.9%       43.2%
Operating expenses:
  Selling, general and administrative.............   42.0%    41.4%    41.2%     28.5%       38.4%
  Research and development........................   10.3%     9.5%    11.9%     19.6%       75.0%
  Research and development contract...............    0.0%     0.0%    (4.3%)     n/a       100.0%
  Merger related expenses.........................    0.0%     1.0%     0.0%      n/a      (100.0%)
                                                    -----    -----    -----     -----      ------
Total operating expenses..........................   52.3%    51.9%    48.8%     29.2%       30.8%
                                                    -----    -----    -----     -----      ------
Operating income..................................    5.4%     9.2%    14.0%    123.1%      113.9%
                                                    =====    =====    =====     =====      ======

     The following table sets forth net sales and gross profits for the Company's significant business activities for the three years ended January 1, 1999.

                                                NET SALES               PERCENTAGE OF NET SALES
                                      ------------------------------    -----------------------
                                       1996       1997        1998      1996     1997     1998
                                      -------    -------    --------    -----    -----    -----
                                              (IN THOUSANDS)
Diabetes products:
  External pumps and related
     disposables:
     Domestic.......................  $53,146    $73,697    $110,830     69.6%    74.1%    80.0%
     International..................    6,396      6,572      10,926      8.4      6.6      7.9
                                      -------    -------    --------    -----    -----    -----
          Subtotal..................   59,542     80,269     121,756     78.0     80.7     87.9
  Implantable insulin pumps.........    1,996      1,578       1,391      2.6      1.6      1.0
  Other diabetes supplies...........    5,520      5,835       6,548      7.2      5.8      4.7
                                      -------    -------    --------    -----    -----    -----
Total diabetes products.............   67,058     87,682     129,695     87.8     88.1     93.6
Pharmaceutical products.............    9,338     11,810       8,882     12.2     11.9      6.4
                                      -------    -------    --------    -----    -----    -----
          Total net sales...........  $76,396    $99,492    $138,577    100.0%   100.0%   100.0%
                                      =======    =======    ========    =====    =====    =====
Gross profits:
Diabetes products:
  External pumps and related
     disposables....................  $41,129    $58,496    $ 85,271     53.8%    58.8%    61.5%
  Implantable insulin pumps.........     (404)    (1,489)     (1,683)    (0.5)    (1.5)    (1.2)
  Other diabetes supplies...........    2,225      2,416       2,316      2.9      2.4      1.7
                                      -------    -------    --------    -----    -----    -----
Total diabetes products.............   42,950     59,423      85,904     56.2     59.7     62.0
Pharmaceutical products.............    1,132      1,365       1,155      1.5      1.4      0.8
                                      -------    -------    --------    -----    -----    -----
          Total gross profits.......  $44,082    $60,788    $ 87,059     57.7%    61.1%    62.8%
                                      =======    =======    ========    =====    =====    =====

FISCAL YEAR 1998 AND FISCAL YEAR 1997

     Net Sales. Consolidated net sales increased 39.3% in 1998 over 1997 to $138,577,000 from $99,492,000. This increase is primarily the result of an increase of 51.7% or $41,487,000, in sales of external pumps and related disposable products. Domestic sales of these products grew 50.4%, or $37,133,000, from $73,697,000 in

1997 to $110,830,000 in 1998, while international sales increased 66.3%, or $4,354,000 from $6,572,000 in 1997 to $10,926,000 in 1998. The increase in domestic and international sales of these products was primarily the result of increased sales volumes, combined with an increase in average prices realized on domestic external pump sales. The higher domestic external pump price resulted from an increase in the list price for the latest generation external pump during 1998, combined with the continued shift of sales by the Company through its direct sales organization rather than through its independent dealers, who receive discounts on these products. Sales of disposable products also grew in 1998, consistent with the greater installed base of external insulin pumps. External pump sales in 1998 grew at a rate in excess of disposable product sales. Disposable products pricing remained consistent from 1997 to 1998.

     Sales of other diabetes supplies increased 12.2%, or $713,000 in 1998 over 1997. This increase resulted from overall market growth, combined with the addition of sales of these products by Dartec and DSS, each of which was acquired by the Company in 1998. Average sales prices have decreased for these products due to reimbursement trends. Pharmaceutical products sales decreased 24.8%, or $2,928,000 in 1998 over 1997. The pharmacy operation historically distributed products to treat a number of medical conditions, including diabetes, HIV/AIDS and renal failure. The 1998 sales decrease primarily resulted from the Company's narrowing and restructuring of the pharmacy operations to better support MiniMed's current activities and to better position the Company for future opportunities.

     Sales of implantable pumps decreased by 11.9% or $187,000 in 1998 over 1997, primarily due to the lack of required regulatory approvals. Regulatory approval for the implantable pump and special insulin utilized in the pump is still pending. Although the Company received certification for the implantable pump under the applicable directives issued by the European Union (the "EU"), and received the CE Mark in March 1995 (permitting commercial sale throughout the EU), separate approval from the EU is required for commercial sale of the insulin. No assurance can be given as to when such approval will be received, if at all. The implantable pump and the special insulin remain subject to regulatory review and approval in the United States. No assurance can be given as to when such approvals will be received, if at all. Sales of implantable pumps to date have been generated mainly in connection with clinical trials and compassionate use of the pumps. Gross margins on implantable pump sales were negative in 1998 and 1997. While the Company anticipates improved margins in the short-term as a result of the MRG transaction, long-term margins may be reduced due to the transfer of the manufacturing operation to MRG.

     Cost of Sales and Operating Expenses. Cost of sales increased 33.1% in 1998 over 1997 to $51,518,000 from $38,704,000. As a percentage of net sales, cost of sales decreased to 37.2% in 1998 from 38.9% in 1997. This improvement in gross profit margin is directly attributable to the external pump and related disposable product line. External pump gross profits increased due to an increase in realized sales prices, continued improvement in product reliability and economies of scale related to increased volumes. The improvement in external pump gross profits was partially offset by a decrease in margins on disposable products. This decrease in margins on disposable products was attributable to the Company's addition of a new disposable product line which was developed and is being manufactured for MiniMed by an outside vendor. MiniMed realizes a higher per unit cost on this product line than on its historical disposable products. As a result of these factors, gross margins on the external pumps and related disposable products increased to 61.5% of sales in 1998, compared to 58.8% in 1997.

     Gross profits on other diabetes supplies decreased 4.1% to $2,316,000 in 1998, compared to $2,416,000 in 1997. This decrease in gross profit margin for other diabetes supplies was primarily due to the lower domestic average sales prices described above. Gross margins, as a percentage of sales, have decreased for pharmaceutical products during 1998 compared to 1997 as a result of the restructuring of the pharmacy operations and discontinuation of certain pharmaceutical product lines which were more profitable but were not consistent with MiniMed's long-term plans.

     The Company's gross profits were adversely impacted by the implantable pump product line during 1998 due to continued limited sales prior to such product's full commercial release. Such limited sales have inhibited the Company's ability to realize manufacturing efficiencies on this product line and have caused unfavorable manufacturing variances. On September 1, 1998, the Company sold certain assets and transferred certain technology and operating activities related to its implantable pump business to MRG. MRG was founded by Alfred E. Mann, the Company's founder, Chairman, CEO and largest stockholder. Mr. Mann is also the Chairman, a director and a significant shareholder in MRG. MRG assumed all manufacturing and development activities related to the implantable pump. MiniMed retained worldwide marketing rights to the implantable pump for the treatment of diabetes and certain other diseases.

     Selling, general and administrative expenses increased 38.4% in 1998 over 1997 to $57,059,000 from $41,237,000. As a percentage of net sales, these expenses decreased slightly to 41.2% in 1998 from 41.4% in 1997. Selling and marketing expenses increased primarily due to increased sales volumes, which led to increased sales commissions and other variable field sales costs. Additionally, the Company expanded its direct sales organization during 1998 through the realignment of sales territories and the hiring of new sales representatives. The Company also increased international selling and marketing expenditures to expand its overall international presence, particularly in Germany. General and administrative expenses increased as the Company has continued to build its infrastructure to manage increasing domestic and international sales activity, strengthen the Company's collection function and expand information systems capabilities.

     Research and development expenses increased 75.0% in 1998 over 1997 to $16,531,000 from $9,447,000. As a percentage of sales, research and development expenses increased to 11.9% during 1998 from 9.5% during 1997. The 1998 increase in research and development costs resulted from greater resources directed towards the development of continuous glucose monitoring systems, start-up manufacturing operations of the continuous glucose monitoring systems, development of future generation external insulin pumps and related disposable products, data communication capabilities for external pumps and continuous glucose monitoring systems and the Company's joint development project with Roche Diagnostics. Research and development expenses will continue to increase during 1999. While the increase will be smaller as a result of the sale of assets related to the implantable pump program to MRG described above (see notes to consolidated financial statements). Future increases in research and development spending are expected for various continuous glucose monitoring system products and future generation external pumps and related disposable products for the treatment of diabetes, as well as the treatment of other medical conditions.

     During the fourth quarter of 1997, the Company filed an application with the FDA for 510(k) clearance for the first generation continuous glucose monitoring system product for ambulatory use. This application was converted to an application for pre-market approval ("PMA"), which required additional documentation to be submitted by the Company to the FDA prior to approval. On February 26, 1999, the FDA conducted an Advisory Panel review of this product. The Panel voted unanimously to approve such first generation continuous glucose monitoring system product subject to certain conditions including the completion of additional clinical trials and the revision of certain documentation. Some of these conditions may be post-marketing requirements. Future research and development costs on continuous glucose monitoring systems relate to the continued refinement of the system prior to full regulatory approval, continued investment in a continuous glucose monitoring systems manufacturing operation and development of the next generation of continuous glucose monitoring system products. As stated above, the Company anticipates that research and development expenditures for future periods will increase as its technological innovations approach commercialization.

     During the 1998 first quarter, the Company signed a research and development contract with American Medical Instruments, Inc. ("AMI"), a member of The Marmon Group of Companies. Under the terms of the agreement, and subject to the achievement of quarterly performance milestones, the Company was to receive up to $12.0 million in funding, payable in quarterly installments of $1.5 million, for two research and development projects designed primarily by the Company. The Company anticipates successful completion of its research and development obligations under the agreement by the end of 1999. Subject to payment of royalties to AMI, the Company will have the right to sell products utilizing the technology developed pursuant to the agreement on a worldwide basis, with the exception of Japan. The Company also has the right to purchase the technologies developed at prices ranging from an aggregate of $13.5 million to $19.0 million during certain periods through April 30, 2002. During 1998, the Company recorded $6.0 million from this research and development contract as a reduction of operating expenses. Costs related to completion of the obligations under this agreement are included in research and development expense.

     The Company from time to time invests in new and developing technologies that may provide improvements to the Company's core technology or that may provide additional applications for the Company's existing technologies and products. These investments may be in the form of equity investments, loans, research and development agreements, and strategic alliances or cooperation agreements. No assurance can be given as to when such investments will provide useful new technologies or applications, if at all. Such investments may result in losses that could adversely affect the Company's future earnings and results of operations.

     Other. Other income for 1998 and 1997 consisted primarily of interest income generated from the Company's cash, cash equivalents, and short-term investment balances. Interest expense in 1997 and 1998 relates primarily to debt incurred by HMS to fund operations and to finance its operating facility. Substantially all of the HMS debt was retired during 1998. In future periods, the Company expects to incur interest expense related to the notes payable that were issued in connection with the purchase of DSS (see discussion below in Liquidity and Capital Resources).

     The Company's effective tax rate for 1998 and 1997 has been computed giving consideration to the pretax results applicable to the Company's foreign and domestic tax jurisdictions and a continual decrease in the Company's valuation allowance against net deferred tax assets due to improved operating results. The Company has not incurred any material foreign income tax expense to date. Inflation has not significantly impacted the Company's results of operations for the past three years.

FISCAL YEAR 1997 AND FISCAL YEAR 1996

     Net Sales. Consolidated net sales increased 30.2% in 1997 over 1996 to $99,492,000 from $76,396,000. This increase is principally the result of an increase of 34.8% or $20,727,000, in the sales volume of external pumps and related disposable products. The domestic and international sales increase of these products resulted primarily from greater sales volumes, combined with an increase in average prices realized on domestic external pump sales. The higher domestic external pump price reflected the larger share of sales by the Company through its direct organization rather than through its independent dealers, who receive discounts on these products. Consistent with 1996 results, 1997 external pump sales grew at a rate in excess of disposable product sales. The increase in disposable product sales reflects the larger installed base of insulin pumps as well as an increased market share resulting from the introduction of new disposable products. Disposable products pricing remained consistent from 1996 to 1997.

     Sales of other diabetes supplies increased 5.7%, or $315,000 in 1997 over 1996. This increase is a reflection of overall market growth and the greater emphasis on diabetes in the current health care environment. Pharmacy product sales increased 26.5%, or $2,472,000 in 1997 over 1996. The pharmacy sales increase reflects higher sales volume, as the Company's reimbursement rates on pharmaceutical products began to decrease during 1996, with the decrease continuing through 1997. The decrease relates primarily to products for dialysis, a line of business that the Company discontinued during 1998 in connection with the restructuring of the pharmacy operations.

     Sales of implantable pumps decreased by $418,000 in 1997 over 1996.

     Cost of Sales and Operating Expenses. Cost of sales increased 19.8% in 1997 over 1996 to $38,704,000 from $32,314,000. As a percentage of net sales, cost of sales decreased to 38.9% in 1997 from 42.3% in 1996. The improvement in gross profits is directly attributable to the external pump and related disposable product line. External pump gross profits increased due to higher realized sales prices, continued improvement in product reliability and economies of scale related to increased volumes. Margins on disposable products also improved due to economies of scale and other manufacturing efficiencies. Gross margins as a percentage of sales on the sale of other diabetes supplies, as well as pharmaceutical products, were consistent in 1997 and 1996. The Company's overall gross profits continued to be adversely impacted by the implantable pump product line due to continued unpredictable sales, which have inhibited the Company's ability to realize manufacturing efficiencies.

     Selling, general and administrative expenses increased 28.5% in 1997 over 1996 to $41,237,000 from $32,101,000. As a percentage of net sales, these expenses decreased slightly to 41.4% in 1997 from 42.0% in 1996. Selling and marketing expenses increased primarily due to increased sales volumes, which led to higher sales commissions and other variable field sales costs. The Company also expended significant amounts in enhancing administrative support for the field sales organization and in its educational and marketing programs for patients, physicians and third party payors. The Company also increased international selling and marketing expenditures, primarily in the continued development of its German subsidiary and in expanding its overall international presence. General and administrative expenses increased as the Company has continued to build its infrastructure to serve the greater revenues and customer base.

     Research and development expenses increased 19.6% in 1997 over 1996 to $9,447,000 from $7,900,000. As a percentage of sales, research and development expenses decreased to 9.5% in 1997 from 10.3% in 1996. The increase in expenses is primarily the result of greater resources directed to the Company's subcutaneous continuous glucose monitoring systems, with the Company completing and filing a 510(k) application for pre-market approval for the first of these products in December 1997. The Company also increased its research and development expenditures on the development of its external pump and related disposable product technologies for use in the delivery of compounds to treat other medical conditions. Expenses related to the implantable insulin pump product line decreased in 1997 due to the continued irregular sales activity of the product line.

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

     Other. Other income for 1997 and 1996 consists primarily of interest income generated from the Company's cash, cash equivalents, and short-term investment balances. Interest expense in 1996 and 1997 relates only to debt incurred by HMS to fund operations and to finance its operating facility. The Company retired $2.8 million of this debt in 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

     For 1998 the Company used cash in operations of $2,921,000 compared to cash generated from operations of $2,311,000 in 1997 and cash used in operations of $1,384,000 in 1996. The reduction in operating cash flow in 1998 compared to 1997 was caused by several factors. The Company used cash to retire approximately $6,333,000 in current liabilities related to the HMS and DSS acquisitions. These liabilities included $1,772,000 in trade payables of the pharmacy operations, $1,893,000 in trade payables and accrued liabilities related to DSS operations, $1,910,000 in other accrued liabilities and all of the accrued but unpaid amounts related to the $1.0 million in merger related expenses recorded in fiscal 1997. If the Company had not retired these liabilities, cash flow from operating activities would have been $3,412,000 rather than the $2,921,000 reported as cash used in operations. The Company experienced a significant increase in accounts receivable caused primarily by the Company's continuing shift to selling direct to patients through its in-house sales organization rather than through independent distributors. This sales shift has led to a significant increase in accounts receivable balances due from third party payors, which are generally realized over a longer payment cycle. The Company also experienced an increase in inventory balances during 1998 in support of higher levels of business activity.

     Capital expenditures were $4,171,000, $6,072,000 and $18,570,000 for 1996,
1997 and 1998, respectively. The Company's 1996 and 1997 capital expenditures included continued building improvements, manufacturing expansion, the acquisition of additional research and development engineering equipment and information systems upgrades. The Company's 1998 capital expenditures related primarily to building manufacturing capacity for the continuous glucose monitoring systems, as well as other building improvements, manufacturing expansion, research and development engineering equipment and information systems upgrades to support growth. The Company anticipates that future capital expenditures will continue to increase in support of the Company's new product activities and to build the infrastructure necessary to accommodate the Company's anticipated growth. The Company retired $2.8 million in bank debt related to HMS operations and used $2.7 million of cash during the first quarter of 1998 to complete its acquisition of Dartec, a Scandinavian distributor. The Company has announced plans to construct a $65.0 million corporate headquarters, research and development and manufacturing facility on the campus of California State University, Northridge. The Company is currently negotiating final details with respect to a financing transaction pursuant to which the Company expects to obtain synthetic lease financing for this facility and, in a related transaction, obtain a revolving line of credit to borrow up to $15 million. In connection with these financing transactions, the Company expects to pledge substantially all of its assets as collateral security and be subject to various affirmative and negative covenants regarding the conduct of its business. These arrangements could adversely affect the Company's ability to obtain additional capital or acquire additional capital resources. The synthetic lease will have a term of five years with two one-year renewal options. The underlying ground lease has a term of 40 years with renewal options for up to an additional 40 years. Under these arrangements, the Company will be committed to annual payments ranging from $4.5 million to $5.0 million commencing sometime during the second half of 2000. Additionally, the Company is committed to payments of $550,000 during 1999 and to annual payments in future periods of approximately $450,000, plus periodic cost of living adjustments, per the terms of the ground lease for the Northridge property. These lease payments will be recorded as rent expense in future periods.

     On October 31, 1998, the Company acquired DSS, a distributor of the Company's products and other diabetes supplies located in South Florida. The Company acquired substantially all of the net assets of DSS with payment of $4.9 million consisting of $3.1 million in cash and $1.8 million in notes payable, $800,000 due in 1999 and $1,000,000 in 2000. In connection with this acquisition, the Company also assumed certain liabilities and retired approximately $2.0 million in short-term and long-term debt of DSS during the 1998 fourth quarter.

     On November 5, 1998, the Company and Medtronic Inc. ("Medtronic") entered into an agreement enabling Medtronic to purchase $30.0 million of MiniMed common stock at $30.00 per share, the approximate market value of the stock at that time. Medtronic purchased 1,000,000 shares of unregistered common shares during the 1998 fourth quarter. Other financing activities during 1998 included an unsecured line of credit which enabled the Company to borrow up to $10.0 million. This line of credit has expired, and the Company intends to replace this with a new credit facility, described above.

     In the process of integrating certain HMS operations, the Company discovered certain business practices relating to charges billed to the State of Florida which were implemented by prior ownership and that may potentially result in liability. These billing activities were related to business activities of an affiliated pharmacy. The Company has received no notice of any action which is pending or threatened against it in connection with the billing activities. The Company has corrected the practices, notified the State of Florida of its findings and has initiated legal action against the prior owners to seek indemnification for any related liability that may be incurred by the Company. The amount of liability to the Company, if any, cannot be determined at this time, although the Company believes that indemnification for such liability would be available from the prior owners. The Company also is involved in certain other litigation, the financial impact of which is uncertain (see notes to consolidated financial statements.)

     Under terms of its research and development contract with AMI, the Company received $6.0 million during 1998. The Company is scheduled to receive another $6.0 million during 1999, subject to achievement of defined milestones. The Company has the right to purchase the technologies developed at prices ranging from an aggregate of $13.5 million to $19.0 million during certain periods through April 30, 2002, or may alternatively elect to pay royalties on sales of products utilizing the technology developed pursuant to the contract. The Company has also entered into an agreement by which, among other transactions, the Company has acquired an option to purchase the exclusive worldwide marketing rights to a long-term glucose sensor being developed by MRG for $30.0 million following MRG's successful human clinical investigations, and is required to purchase minimum quantities of certain products from MRG (see notes to consolidated financial statements). The Company does not anticipate exercising this option prior to 2000. In the event that the Company pursues either of these opportunities, additional capital resources may be required.

     Management believes that the Company's current level of cash and cash equivalents will be sufficient to meet its needs for working capital and capital expenditures for the next twelve to twenty-four months. However, the requirements for additional capital and working capital are subject to change and will depend upon numerous factors, including the level of capital expenditures (especially relating to the new corporate headquarters), research and development activities and results, competitive and technological developments, health care reimbursement trends, and the availability for acquisition by the Company of complementary additional distribution channels, products, and technologies. During future periods, the Company may require significant amounts of cash to pursue opportunities and promote continued growth and expansion.

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

                                                                        1997
                                                      ----------------------------------------
                                                        Q1         Q2         Q3         Q4
                                                      -------    -------    -------    -------
                                                                   (IN THOUSANDS)
Net sales...........................................  $19,161    $22,922    $25,038    $32,371
Cost of sales.......................................    7,656      9,425      9,547     12,076
                                                      -------    -------    -------    -------
Gross profits.......................................  $11,505    $13,497    $15,491    $20,295
                                                      =======    =======    =======    =======
Net income..........................................  $ 1,031    $ 1,527    $ 1,879    $ 2,252
                                                      =======    =======    =======    =======
Basic earnings per share............................  $  0.04    $  0.06    $  0.07    $  0.09
                                                      =======    =======    =======    =======
Diluted earnings per share..........................  $  0.04    $  0.06    $  0.07    $  0.08
                                                      =======    =======    =======    =======

                                                                        1998
                                                      ----------------------------------------
                                                        Q1         Q2         Q3         Q4
                                                      -------    -------    -------    -------
                                                                   (IN THOUSANDS)
Net sales...........................................  $26,366    $31,715    $34,897    $45,599
Cost of sales.......................................    9,784     13,656     13,071     15,007
                                                      -------    -------    -------    -------
Gross profits.......................................  $16,582    $18,059    $21,826    $30,592
                                                      =======    =======    =======    =======
Net income..........................................  $ 2,304    $ 2,747    $ 3,217    $ 4,775
                                                      =======    =======    =======    =======
Basic earnings per share............................  $  0.09    $  0.10    $  0.12    $  0.18
                                                      =======    =======    =======    =======
Diluted earnings per share..........................  $  0.09    $  0.10    $  0.11    $  0.16
                                                      =======    =======    =======    =======

     The Company's results of operations have historically fluctuated on a quarterly basis. These seasonal trends have resulted in sales and earnings for each of the first three quarters being significantly lower than sales in the fourth quarter. Fluctuations of earnings from quarter to quarter have and will continue to result from numerous factors, including (1) response to practices of insurance companies and other third-party payors with respect to reimbursement for the Company's products, which tend to result in increased sales of the Company's external infusion pumps later in the calendar year, after patients' deductibles are satisfied, (2) market acceptance of the Company's products, (3) timing of regulatory approvals, (4) new product introductions, (5) competition,
(6) the Company's ability to manufacture its products efficiently, (7) timing of research and development expenditures and (8) the structure of the Company's sales compensation program.

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

     The Committee established an Action Plan Program (the "Plan") to facilitate the Company's Y2K compliance and minimize the potential effects of Y2K on the Company's operations. The components of the plan include the following steps:
(1) assess Y2K compliance of the Company's products; (2) inventory Company equipment and software (including non-information systems equipment and software) and prioritize according to critical business functions; (3) implement Y2K compliance testing and remediation according to priorities developed; (4) assess vendor and health care payor compliance; (5) develop and implement policies to maintain Y2K compliance going forward; and (6) establish contingency plans. A timetable for the completion of each of these action steps contained in the Plan has been developed by the Committee. The Committee meets regularly to assess the Company's efforts to comply with the Plan and to address any outstanding Y2K issues. The Committee is also responsible for coordinating all communications and responding to all inquiries relating to Y2K.

     The Company has completed its evaluation of all of its current product offerings. The evaluation has shown that Y2K will not pose operating problems for the products. In the first quarter of 1999 the Company completed the process of creating a master inventory of all equipment and software vulnerable to Y2K and is identifying the equipment and software attendant to critical business processes. Once this process is complete, the Company will be in a position to implement remediation programs to address potential problems that are identified. The Company currently believes that it will be able to modify, replace, or mitigate its affected systems in time to avoid any material impact on its operations.

     The Company has initiated formal communication with its vendors to assess their compliance with Y2K. Questionnaires have been developed and are being distributed to vendors with on-site evaluations to be conducted at the most critical vendors. The Company suspects that its greatest Y2K risk will be vendor compliance. The Company relies on its vendors to supply it with critical components necessary for the manufacture of its products. A program to assess the Y2K compliance of insurance companies, management service organizations, and other third party payors is also being implemented. Once both the internal and external reviews described above are completed, the Company will be able to design a contingency plan to address its areas of greatest exposure.

     The Company's most reasonably likely worst case scenario in the event of a failure to correct a material Y2K problem could be an interruption in, or failure of, certain normal business activities. Such failures or interruptions could materially impact the Company's results of operations, liquidity and financial position. Due to the general uncertainty inherent in the Y2K problem, resulting primarily from the uncertainty of the Y2K readiness of the Company's vendors, suppliers and third party payors, the Company is unable to determine at this time whether the consequences of Y2K failures will have a material adverse impact on the Company. The Plan, implemented by the Committee, is expected to significantly reduce both the Company's level of uncertainty about the Y2K problem and the possibility of significant interruptions to normal operations.

     Management currently believes that the cost of Y2K assessment and remediation will not be material. The Company estimates that the implementation of the Plan and remediation activities related to the Company's internal systems and equipment will cost approximately $1,000,000. Management currently believes that the Company has adequate working capital to fund these activities.

     Readers are cautioned that forward looking statements contained in this Year 2000 Compliance section should be read in conjunction with the Company's cautionary language relating to forward-looking statements preceding Item 1 "Business."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE

     Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

     The following independent auditors' report and the consolidated financial statements of MiniMed Inc. and its subsidiaries are included in Item 8:

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   35
Consolidated Balance Sheets -- January 2, 1998 and January
  1, 1999...................................................   36
Consolidated Statements of Income -- Years Ended December
  27, 1996, January 2, 1998 and January 1, 1999.............   37
Consolidated Statements of and Stockholders' Equity and
  Comprehensive Income -- Years ended December 27, 1996,
  January 2, 1998 and January 1, 1999.......................   38
Consolidated Statements of Cash Flows -- Years ended
  December 27, 1996, January 2, 1998 and January 1, 1999....   39
Notes to Consolidated Financial Statements..................   41
Schedule II -- Valuation and Qualifying Accounts............   57

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of MiniMed Inc.:

     We have audited the accompanying consolidated balance sheets of MiniMed Inc. and its subsidiaries (the "Company") as of January 2, 1998 and January 1, 1999 and the related consolidated statements of income, stockholders' equity and comprehensive income, and of consolidated cash flows for each of the three years in the period ended January 1, 1999. Our audits also included the consolidated financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 2, 1998 and January 1, 1999, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Los Angeles, California
March 5, 1999 (except for Note 15 as to which the date is April 1, 1999)

                                  MINIMED INC.

                          CONSOLIDATED BALANCE SHEETS
                      JANUARY 2, 1998 AND JANUARY 1, 1999

                                     ASSETS

                                                                  1997            1998
                                                              ------------    ------------
CURRENT ASSETS:
Cash and cash equivalents...................................  $ 22,282,000    $ 27,303,000
Short-term investments invinvestments.......................    18,713,000      13,476,000
Accounts receivable, net of allowance for doubtful accounts
  of $6,250,000 and $8,844,000 at January 2, 1998 and
  January 1, 1999, respectively.............................    24,661,000      38,788,000
Inventories:
  Raw materials.............................................     5,152,000       7,064,000
  Work-in-process...........................................     1,819,000       3,040,000
  Finished goods............................................     3,701,000       6,756,000
                                                              ------------    ------------
          Total inventories.................................    10,672,000      16,860,000
Deferred income taxes.......................................     5,803,000       6,404,000
Prepaid expenses and other current assets...................     1,279,000       3,835,000
                                                              ------------    ------------
          Total current assets..............................    83,410,000     106,666,000
NOTE RECEIVABLE FROM AFFILIATE..............................            --       3,600,000
LONG-TERM INVESTMENTS.......................................     4,118,000       4,826,000
OTHER ASSETS................................................     1,348,000      11,522,000
LAND, BUILDINGS, PROPERTY AND EQUIPMENT -- Net..............    16,943,000      31,038,000
                                                              ------------    ------------
          TOTAL ASSETS......................................  $105,819,000    $157,652,000
                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of notes payable and line of credit.........     2,453,000       1,101,000
Accounts payable............................................     4,371,000       5,447,000
Accrued salaries and related benefits.......................     3,719,000       5,231,000
Accrued sales commissions...................................     1,943,000       2,260,000
Accrued warranties..........................................     2,458,000       2,828,000
Income taxes payable........................................       276,000       1,155,000
Other accrued expenses......................................     4,781,000       3,873,000
                                                              ------------    ------------
          Total current liabilities.........................    20,001,000      21,895,000
                                                              ------------    ------------
Deferred Tax Liabilities....................................     2,007,000         865,000
Notes payable...............................................       728,000       1,059,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, par value $.005; 40,000,000 shares authorized;
  26,520,480 and 28,095,274 shares issued and outstanding as
  of January 2, 1998 and January 1, 1999, respectively......       135,000         143,000
  Additional capital........................................    73,806,000     111,826,000
  Accumulated other comprehensive income....................     1,059,000         738,000
  Retained Earnings.........................................     8,083,000      21,126,000
                                                              ------------    ------------
          Total stockholders' equity........................    83,083,000     133,833,000
                                                              ------------    ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........  $105,819,000    $157,652,000
                                                              ============    ============

                 See notes to consolidated financial statements

                                  MINIMED INC.

                       CONSOLIDATED STATEMENTS OF INCOME
       YEARS ENDED DECEMBER 27, 1996, JANUARY 2, 1998 AND JANUARY 1, 1999

                                                                    FISCAL YEAR,
                                                     ------------------------------------------
                                                        1996           1997            1998
                                                     -----------    -----------    ------------
NET SALES..........................................  $76,396,000    $99,492,000    $138,577,000
COST OF SALES......................................   32,314,000     38,704,000      51,518,000
                                                     -----------    -----------    ------------
GROSS PROFIT.......................................   44,082,000     60,788,000      87,059,000
                                                     -----------    -----------    ------------
OPERATING EXPENSES:
  Selling, general and administrative..............   32,101,000     41,237,000      57,059,000
  Research and development.........................    7,900,000      9,447,000      16,531,000
  Research and development contract................           --             --      (6,000,000)
  Merger related expenses..........................           --      1,000,000              --
                                                     -----------    -----------    ------------
          Total operating expenses.................   40,001,000     51,684,000      67,590,000
                                                     -----------    -----------    ------------
OPERATING INCOME...................................    4,081,000      9,104,000      19,469,000
INTEREST EXPENSE...................................     (163,000)      (237,000)        (47,000)
OTHER INCOME, Including interest income............    1,062,000      1,851,000       1,503,000
                                                     -----------    -----------    ------------
INCOME BEFORE INCOME TAXES.........................    4,980,000     10,718,000      20,925,000
PROVISION FOR INCOME TAXES.........................    1,662,000      4,029,000       7,882,000
                                                     -----------    -----------    ------------
NET INCOME.........................................  $ 3,318,000    $ 6,689,000    $ 13,043,000
                                                     ===========    ===========    ============
Basic earnings per share...........................  $      0.14    $      0.26    $       0.49
                                                     ===========    ===========    ============
Basic weighted average shares outstanding..........   23,882,000     25,810,000      26,880,000
                                                     ===========    ===========    ============
Diluted earnings per share.........................  $      0.13    $      0.25    $       0.46
                                                     ===========    ===========    ============
Diluted weighted average shares outstanding........   25,134,000     27,112,000      28,332,000
                                                     ===========    ===========    ============

                See notes to consolidated financial statements.

                                  MINIMED INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
       YEARS ENDED DECEMBER 27, 1996, JANUARY 2, 1998 AND JANUARY 1, 1999

                                   COMMON STOCK                                        ACCUMULATED      RETAINED
                               ---------------------    ADDITIONAL                        OTHER         EARNINGS
                               NUMBER OF                 PAID-IN      COMPREHENSIVE   COMPREHENSIVE   (ACCUMULATED
                                 SHARES      AMOUNT      CAPITAL         INCOME          INCOME         DEFICIT)        TOTAL
                               ----------   --------   ------------   -------------   -------------   ------------   ------------
BALANCE, DECEMBER 30, 1995...  23,561,634   $120,000   $ 43,924,000                                   $(1,924,000)   $ 42,120,000
Exercise of stock options....     406,040      2,000        986,000                                                       988,000
Tax benefit associated with
  stock option exercises.....                               994,000                                                       994,000
Issuance of stock under
  employee stock plan........      29,644                   272,000                                                       272,000
Issuance of stock for
  technology license.........      20,000                   285,000                                                       285,000
Stock awards to directors....       4,800      1,000        153,000                                                       154,000
Net income...................                                            3,318,000                      3,318,000       3,318,000
                               ----------   --------   ------------    ===========     ----------     -----------    ------------
BALANCE, DECEMBER 27, 1996...  24,022,118    123,000     46,614,000                                     1,394,000      48,131,000
Issuance of common stock in
  public offering (net of
  expenses)..................   1,850,000      9,000     22,155,000                                                    22,164,000
Issuance of common stock for
  exercise of warrants.......     400,000      2,000      2,598,000                                                     2,600,000
Exercise of stock options....     192,034      1,000        516,000                                                       517,000
Tax benefit associated with
  stock option exercises.....                             1,276,000                                                     1,276,000
Issuance of stock under
  employee stock plan........      49,812                   547,000                                                       547,000
Stock awards to directors....       6,516                   100,000                                                       100,000
Comprehensive income
  Net income.................                                          $ 6,689,000                      6,689,000       6,689,000
  Other comprehensive income:
    Unrealized holding gain
      on security, net of
      $747,000 in deferred
      income taxes...........                                            1,371,000                                      1,371,000
    Foreign currency
      translation
      adjustments............                                             (312,000)                                      (312,000)
                                                                       -----------
  Other comprehensive
    income...................                                            1,059,000     $1,059,000
                                                                       -----------
Comprehensive income.........                                          $ 7,748,000
                               ----------   --------   ------------    ===========     ----------     -----------    ------------
BALANCE, JANUARY 2, 1998.....  26,520,480    135,000     73,806,000                     1,059,000       8,083,000      83,083,000
Issuance of common stock in
  private offering (net of
  expenses)..................   1,000,000      5,000     29,985,000                                                    29,990,000
Exercise of stock options....     514,014      3,000      1,823,000                                                     1,826,000
Tax benefit associated with
  stock option exercises.....                             4,972,000                                                     4,972,000
Issuance of stock under
  employee stock plan........      57,716                 1,164,000                                                     1,164,000
Stock awards to directors....       3,064                    76,000                                                        76,000
Comprehensive income
  Net income.................                                          $13,043,000                     13,043,000      13,043,000
  Other comprehensive income:
    Unrealized holding loss
      on security, net of
      $106,000 in deferred
      income taxes...........                                             (326,000)                                      (326,000)
    Foreign currency
      translation
      adjustments............                                                5,000                                          5,000
                                                                       -----------
  Other comprehensive
    income...................                                             (321,000)      (321,000)
                                                                       -----------
Comprehensive income.........                                          $12,722,000
                               ----------   --------   ------------    ===========     ----------     -----------    ------------
BALANCE, JANUARY 1, 1999.....  28,095,274   $143,000   $111,826,000                    $  738,000     $21,126,000    $133,833,000
                               ==========   ========   ============                    ==========     ===========    ============

                See notes to consolidated financial statements.

                                  MINIMED INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
       YEARS ENDED DECEMBER 27, 1996, JANUARY 2, 1998 AND JANUARY 1, 1999

                                                                 1996           1997           1998
                                                              -----------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $ 3,318,000   $  6,689,000   $ 13,043,000
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Depreciation..............................................    2,025,000      2,971,000      4,134,000
  Directors' fees paid in common stock......................       53,000        100,000         76,000
  Deferred income taxes.....................................   (1,316,000)    (2,354,000)    (1,629,000)
  Tax benefit from exercise of non-qualified stock
    options.................................................      994,000      1,276,000      4,972,000
  Changes in operating assets and liabilities:
    Accounts receivable, net................................   (6,329,000)    (6,966,000)   (14,439,000)
    Inventories.............................................   (1,868,000)    (2,989,000)    (8,908,000)
    Prepaid expenses and other current assets...............      408,000         73,000     (2,464,000)
    Other assets............................................     (367,000)      (771,000)       940,000
    Accrued sales commissions...............................      954,000        375,000        317,000
    Accrued salaries and related benefits...................      755,000      1,484,000      1,512,000
    Accounts payable........................................      370,000        833,000       (459,000)
    Accrued warranties......................................     (370,000)      (415,000)       370,000
    Income taxes payable....................................     (192,000)      (377,000)       880,000
    Other accrued expenses..................................      181,000      2,382,000     (1,266,000)
                                                              -----------   ------------   ------------
    Net cash provided by (used in) operating activities.....   (1,384,000)     2,311,000     (2,921,000)
                                                              -----------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES --
  Short-term investments....................................     (793,000)    (9,196,000)     5,237,000
  Acquisition of marketable securities......................           --     (2,000,000)            --
  Acquisition of Dartec A.B.................................           --             --     (2,670,000)
  Acquisition of Diabetes Support Systems, Inc..............           --             --     (3,052,000)
  Long-term investments.....................................           --             --     (1,140,000)
  Purchase of land, buildings, property and equipment.......   (4,171,000)    (6,072,000)   (18,570,000)
                                                              -----------   ------------   ------------
  Net cash used in investing activities.....................   (4,964,000)   (17,268,000)   (20,195,000)
                                                              -----------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES --
  Issuance of notes payable.................................      727,000      1,068,000             --
  Repayment of notes payable................................     (600,000)            --     (2,820,000)
  Repayment of notes payable in connection with DSS
    acquisition.............................................           --             --     (2,028,000)
  Capital contributions.....................................      101,000             --             --
  Proceeds from public offering, net of expenses............           --     22,164,000             --
  Proceeds from private offering, net of expenses...........           --             --     29,990,000
  Proceeds from exercises of warrants.......................           --      2,600,000             --
  Proceeds from stock option exercises......................      988,000        517,000      1,826,000
  Proceeds from issuance of common stock under employee
    stock plan..............................................      272,000        547,000      1,164,000
                                                              -----------   ------------   ------------
  Net cash provided by financing activities.................    1,488,000     26,896,000     28,132,000
                                                              -----------   ------------   ------------
Effect of cumulative foreign currency translation adjustment
  on cash and equivalents...................................           --        (62,000)         5,000
                                                              -----------   ------------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........   (4,860,000)    11,877,000      5,021,000
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD....................................................   15,265,000     10,405,000     22,282,000
                                                              -----------   ------------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $10,405,000   $ 22,282,000   $ 27,303,000
                                                              ===========   ============   ============
SUPPLEMENTAL CASH FLOW INFORMATION --
  Cash paid during the period for:
    Interest................................................  $   163,000   $    237,000   $     62,000
    Income taxes............................................  $ 2,120,000   $  6,110,000   $  3,854,000

                                  MINIMED INC.

       YEARS ENDED DECEMBER 27, 1996, JANUARY 2, 1998 AND JANUARY 1, 1999

     SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
ACTIVITY -- During 1996 the Company issued 20,000 shares of common stock to a supplier in exchange for a technology license. The Company also issued 4,800, 6,516 and 3,064 shares of common stock to certain Directors in lieu of fees during 1996, 1997 and 1998, respectively. The Company recorded an unrealized holding gain of $1,371,000 during 1997 and an unrealized holding loss of $326,000 during 1998, net of estimated income taxes on marketable securities classified as long-term investments available for sale. During 1997, the Company issued 749,768 shares of common stock to effect an acquisition of a distributor accounted for as a pooling of interests. During 1998, the Company accepted a $3.6 million note receivable from a related party in conjunction with the sale of $3.0 million of net implantable pump inventory components and $600,000 of net implantable pump fixed assets.

     On October 31, 1998, the Company acquired substantially all of the assets and certain of the liabilities of DSS. In connection with this acquisition, the Company paid cash as follows:

Assets acquired:
  Property and equipment....................................  $   188,000
  Accounts receivable.......................................    1,438,000
  Goodwill..................................................    8,500,000
  Inventories...............................................      304,000
  Other assets..............................................       93,000
Liabilities assumed:
  Accounts payable and accrued expenses.....................   (3,643,000)
  Notes payable.............................................   (2,028,000)
Long-term debt issued to seller.............................   (1,800,000)
                                                              -----------
Cash paid in acquisition....................................  $ 3,052,000
                                                              ===========

                                  MINIMED INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       YEARS ENDED DECEMBER 27, 1996, JANUARY 2, 1998 AND JANUARY 1, 1999

     The fiscal years referenced herein are as follows:

               FISCAL YEAR                    YEAR ENDED
               -----------                 -----------------
1998.....................................    January 1, 1999
1997.....................................    January 2, 1998
1996.....................................  December 27, 1996

 1. GENERAL INFORMATION

     Operations -- MiniMed Inc. ("MiniMed" or the "Company") develops, manufactures and markets medical devices for drug delivery and monitoring patients with diabetes and other medical conditions. The drug delivery systems include external and implantable microinfusion drug pumps and related disposable products which provide long-term delivery of medication for treatment of chronic disorders. The Company is developing glucose sensor systems which will, if successful, provide diabetic patients with continuous monitoring of glucose levels and may ultimately be linked to the microinfusion pumps to create an artificial pancreas. Other development efforts focus on developing non-diabetes uses of the Company's technologies. The Company generally markets its products through either a direct sales force or independent distributors in the United States and a combination of direct sales representatives and independent distributors in international markets. The main markets for products are the United States and Western Europe. Through its acquisitions of Home Medical Supply, Inc. and its affiliated companies ("HMS") and Dartec AB ("Dartec") in fiscal 1997 and Diabetes Support Systems, Inc. ("DSS") in fiscal 1998, the Company also acts as a distributor of additional diabetes supplies and operates a pharmacy.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Stock Split -- On March 15, 1999, the Company announced a 2-for-1 stock split, in the form of a stock dividend, to result in the issuance of one additional share of common stock for every share of common stock outstanding. The stock split was effective April 1, 1999 for holders of record at the close of business on that date and will be distributed on April 16, 1999. In accordance with Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share," the Company has recorded the effects of this stock split on share and per share amounts at the end of 1998 and all prior periods have been restated.

     Principles of Consolidation -- The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries, MiniMed Distribution Corp., MiniMed S.A., MiniMed GMBH, and Dartec AB, and its indirect subsidiaries. All intercompany accounts and transactions have been eliminated. The financial statements of MiniMed S.A., MiniMed GMBH and Dartec AB have been translated using the exchange rate at the end of each period for balance sheet items and the weighted average exchange rate during each period for operating results. Adjustments arising from the translation of assets located outside the United States are recorded as a component of comprehensive income.

     Reclassifications -- Certain reclassifications have been made to various balances in the 1996 and 1997 financial statements to conform with current year presentation.

     Cash and Cash Equivalents -- The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

     Investments -- The Company classifies all of its marketable investments as available-for-sale, with unrealized holding gains and losses recorded directly to comprehensive income. Cost approximates fair value for all short-term investments. Long-term investments represent a $2,000,000 investment in the common stock of Trimeris, Inc. The fair value of this investment was $4,118,000 and $3,686,000 at January 2, 1998 and January 1, 1999, respectively. The Company recorded an unrealized holding gain of $1,371,000 during 1997 and an unrealized holding loss of $326,000 during 1998 on this investment, net of $747,000 and $106,000,

                                  MINIMED INC.

       YEARS ENDED DECEMBER 27, 1996, JANUARY 2, 1998 AND JANUARY 1, 1999

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) respectively in estimated income taxes which were recorded as a deferred income tax liability. Included in long-term investments at January 1, 1999 was a $1,140,000 investment in 7.0% of the common stock of Pharmaceutical Discovery Corporation ("PDC") which is recorded using the cost method. Realized gains and losses and declines in value judged to be other-than-temporary are included in investment income, which is included in other income in the Company's statement of operations. Realized gains and losses on short-term investments for 1997 and 1998 were not material. The Company's investment policy is to invest idle and excess funds in high grade, short-term, fixed income securities. The primary objective of investment activities is to protect capital value.

     Inventories -- Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method.

     Land, Buildings, Property and Equipment and Depreciation -- Land, buildings, property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets.

     Research and Development -- Research and development costs are expensed as incurred.

     Research and Development Contract -- On March 31, 1998, the Company signed a research and development contract with American Medical Instruments, Inc. ("AMI"), a member of The Marmon Group of Companies. Under terms of this agreement, the Company can receive up to $12.0 million in funding related to two research projects. The Company anticipates completion of these projects during fiscal 1999 and has recorded $6.0 million related to this contract during fiscal 1998. These revenues have been recorded as a reduction of operating expenses. Costs related to the completion of the contractual obligations are included in research and development expense.

     Under terms of this contract, the Company may sell products developed under the agreement on a world-wide basis, except for Japan, subject to the payment of royalties to AMI. The Company may purchase the technology related to these projects from AMI at prices ranging from $13.5 million to $19.0 million through April 30, 2002. The Company has applied the principles of FASB Statement No. 68 "Accounting for Research and Development Contracts" to account for this transaction.

     Income Taxes -- Income taxes are provided for taxes currently payable or refundable, and deferred income taxes arising from future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates. An allowance is provided for net deferred tax assets for which realization is not likely.

     Revenues and Concentration of Credit Risk -- The Company recognizes revenue from product sales when the goods are shipped to its customers. During 1996, 1997 and 1998, the Company derived approximately 92.8%, 93.4% and 92.4%, respectively, of its revenues from domestic sales. A significant portion of domestic revenues represent products sold by the Company directly to patients. The Company bills these patients directly or processes billing to their health care payors, which include indemnity insurers, HMOs, PPOs and various governmental agencies. Levels of payments from third-party payors and patients vary, depending upon the specific benefits provided under each patient's coverage. On an overall basis, the Company's accounts receivable balances are subject to credit risk similar to other entities dependent upon third-party health care payors for reimbursement.

     Foreign revenues outside of France, Germany, Austria, Belgium, the Netherlands and Sweden represent sales to independent dealers. Sales to the European dealers may be shipped from the United States or through the Company's European subsidiaries. Certain foreign sales are transacted directly with patients by the Company's European

                                  MINIMED INC.

       YEARS ENDED DECEMBER 27, 1996, JANUARY 2, 1998 AND JANUARY 1, 1999

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

subsidiaries, with reimbursement provided by the appropriate third party. No single customer represents more than 10% of the Company's sales for any period presented.

     The Company has recorded an allowance for doubtful accounts to account for the difference between recorded revenues and anticipated collections from distributors, patients and third-party payors. The allowance and provision for bad debts are adjusted periodically based upon the Company's evaluation of historical collection experience, industry reimbursement trends and other relevant factors. The Company determines the allowance amount based upon an analysis of the collectibility of specific accounts and the aging of the accounts receivable.

     Stock Based Compensation -- The Company has granted stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," which disclosures are presented in Note 11. The Company accounts for stock option grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the stock option grants.

     Pervasiveness of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's most significant estimates relate to the allowance for uncollectible accounts, provisions for obsolete inventory and accrued warranty obligations.

 3. BUSINESS COMBINATION

     On January 2, 1998, the Company acquired Dartec, a distributor of diabetes products, including the Company's products, located in Sweden. The Company purchased substantially all of the net assets of Dartec for $2.7 million. In connection with this purchase, the Company recorded $2.7 million of goodwill to other long-term assets. This goodwill will be amortized over a period of 15 years on a straight-line basis.

     On October 31, 1998, the Company acquired DSS, a distributor of diabetes products, including the Company's products, located in South Florida. The Company purchased substantially all of the net assets of DSS, and certain liabilities, for $3.1 million in cash and notes payable totaling $1.8 million. The notes payable bear interest at 6.0% and are due and payable $800,000 on October 31, 1999 and $1.0 million on October 31, 2000. In connection with the purchase of DSS, the Company recorded $8.5 million of goodwill to other long-term assets. This goodwill will be amortized over a period of 25 years on a straight-line basis.

     Dartec and DSS are included in the accompanying financial statements subsequent to acquisition. Had the acquisitions occurred at the beginning of fiscal 1997, pro forma combined (unaudited) operating results would have been as follows:

                                                            YEAR ENDED         YEAR ENDED
                                                          JANUARY 2, 1998    JANUARY 1, 1999
                                                          ---------------    ---------------
Net Sales...............................................   $108,422,000       $148,579,000
Net Income..............................................   $  5,815,000       $ 12,420,000
Basic Earnings Per Share................................   $       0.23       $       0.46
Basic weighted average shares outstanding...............     25,810,000         26,880,000
Diluted Earnings Per Share..............................   $       0.21       $       0.44
Diluted weighted average shares outstanding.............     27,112,000         28,332,000

                                  MINIMED INC.

       YEARS ENDED DECEMBER 27, 1996, JANUARY 2, 1998 AND JANUARY 1, 1999

 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS 107, "Disclosure of Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments for which it is practical to estimate that value. For cash and cash equivalents the carrying amount reported in the balance sheet represents fair market value. For accounts payable and all notes payable, the carrying amount on the balance sheet also approximates fair value. The fair value of the $3.6 million note receivable from an affiliate cannot be determined due to the related party nature of the note.

 5. NOTES PAYABLE AND LINE OF CREDIT

     Notes payable and line of credit consisted of the following at January 2, 1998 and January 1, 1999:

                                           AVERAGE INTEREST RATE   JANUARY 2, 1998   JANUARY 1, 1999
                                           ---------------------   ---------------   ---------------
CURRENT
Bank borrowings..........................           9.75%            $2,125,000        $  278,000
Current portion of long-term debt........          9.125%               328,000            23,000
Note payable.............................            6.0%                    --           800,000
                                                                     ----------        ----------
Total Short-Term Debt....................                            $2,453,000        $1,101,000
                                                                     ----------        ----------
LONG-TERM
Various notes -- due in 2000.............          7.563%            $  728,000        $1,059,000

     Short-term borrowings consisted primarily of borrowings from U.S. banks.

 6. RELATED PARTY TRANSACTIONS

     Facilities Agreements -- During 1998, the Company leased certain warehouse facilities from Advanced Bionics Corporation ("ABC"), a Company owned primarily by the individual who is currently MiniMed's largest single stockholder, Chairman and Chief Executive Officer. Rental expense related to this lease with ABC was $37,000 during 1998. The Company has leased certain operating facilities to its Chairman and Chief Executive Officer under a five-year lease commitment. Rents charged under this agreement were $75,000, $144,000, and $144,000 for the years ended December 27, 1996, January 2, 1998, and January 1, 1999, respectively. Rental income related to this lease is recorded in other income.

     Sale of Implantable Insulin Pump Assets -- On September 1, 1998, the Company sold assets and transferred technology related to its implantable pump program to Medical Research Group, LLC ("MRG") and entered into a series of related transactions. MRG was founded by Alfred E. Mann, founder, Chairman, CEO and largest stockholder of MiniMed. Mr. Mann continues to hold a substantial equity interest in MRG.

     MiniMed sold assets, consisting primarily of inventories and equipment to MRG in exchange for a note receivable of approximately $3.6 million. No gain or loss has been recognized on the sale of these assets. The note receivable is due and payable in full on December 31, 2003, and accrued interest is payable on December 31 of each year prior to maturity. The note bears interest at a rate of 7.0% annually. The note is secured by the assets sold to MRG and guaranteed by Mr. Mann. The Company has also leased facilities and improvements to MRG at which MRG will carry out its activities. The obligations of MRG under such lease are guaranteed by Mr. Mann. Certain employees of the Company involved in the manufacturing operations and research and development activities related to the implantable pump product line have become employees of MRG. The Company retained exclusive distribution rights to the implantable pump product line for specific medical conditions, including diabetes. MiniMed is required to purchase implantable pump units from MRG at negotiated prices, and is obligated to purchase minimum quantities in 1999, 2000 and 2001 and must purchase minimum quantities in future periods in order to preserve its exclusivity.

                                  MINIMED INC.

       YEARS ENDED DECEMBER 27, 1996, JANUARY 2, 1998 AND JANUARY 1, 1999

 6. RELATED PARTY TRANSACTIONS (CONTINUED)
     The Company is responsible for pursuing regulatory approval of the implantable pump for the treatment of diabetes and has provided MRG with a working capital line of credit of $3.0 million, which will bear interest at 7.0% annually. Any amounts borrowed under the line of credit are due on or before December 31, 2001 and will be secured by a pledge of MiniMed common stock owned by Mr. Mann. To date, MRG has not borrowed any funds under this line of credit. Future minimum purchase commitments for implantable pump units based upon current prices are:

1999............................................  $ 4,575,000
2000............................................    7,604,000
2001............................................    8,935,000
                                                  -----------
Total...........................................  $21,114,000
                                                  ===========

     MRG has also granted MiniMed an option to acquire exclusive worldwide distribution rights to MRG's long-term glucose sensor, currently under development, for $30.0 million. The option is exercisable upon MRG's achievement of certain development milestones. MRG is attempting to integrate its long-term glucose sensor technology with the implantable pump. MRG also agreed to pursue the development of certain improvements to the electronic design of the implantable pump.

 7. LONG-TERM INVESTMENTS AND OTHER ASSETS

     Other assets consist of the following:

                                                    JANUARY 2, 1998   JANUARY 1, 1999
                                                    ---------------   ---------------
Technology license................................    $  197,000        $   145,000
Inventory components, non-current.................       999,000                 --
Goodwill in connection with Dartec acquisition....            --          2,670,000
Goodwill in connection with DSS acquisition.......            --          8,444,000
Other.............................................       152,000            263,000
                                                      ----------        -----------
                                                      $1,348,000        $11,522,000
                                                      ==========        ===========

     Long-term investments consist of the following:

Investment in Trimeris common stock -- at fair
  value...........................................    $4,118,000        $ 3,686,000
Investment in PDC common stock -- at cost.........            --          1,140,000
                                                      ----------        -----------
                                                      $4,118,000        $ 4,826,000
                                                      ==========        ===========

                                  MINIMED INC.

       YEARS ENDED DECEMBER 27, 1996, JANUARY 2, 1998 AND JANUARY 1, 1999

 8. LAND, BUILDINGS, PROPERTY AND EQUIPMENT -- NET

     Land, buildings, property and equipment, net consists of the following:

                                                                                 ESTIMATED
                                                     JANUARY 2,    JANUARY 1,    USE LIVES
                                                        1998          1999        (YEARS)
                                                     -----------   -----------   ---------
Land, buildings and improvements...................  $10,625,000   $13,244,000   20 to 40
Machinery and equipment............................    8,533,000    19,321,000    3 to 5
Tooling and molds..................................    2,493,000     2,352,000      3
Furniture and fixtures.............................    1,948,000     5,301,000      7
                                                     -----------   -----------
                                                      23,599,000    40,218,000
Less accumulated depreciation......................   (6,656,000)   (9,180,000)
                                                     -----------   -----------
Total..............................................  $16,943,000   $31,038,000
                                                     ===========   ===========

 9. EARNINGS PER SHARE

     Earnings per share ("EPS") are calculated in the following table. The reconciliation between the numerator and denominator for basic and diluted EPS is as follows:

                                              INCOME         SHARES       PER-SHARE
                                            (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                            -----------   -------------   ---------
DECEMBER 27, 1996
Basic EPS
Net Income Applicable to Common Stock.....  $ 3,318,000    23,882,000       $.14
                                            ===========    ==========       ====
Effect of Dilutive Securities
  Warrants................................                    112,000
  Stock Options...........................                  1,140,000
                                            -----------    ----------       ----
Diluted EPS
Net Income Applicable to Common Stock.....  $ 3,318,000    25,134,000       $.13
                                            -----------    ----------       ----
JANUARY 2, 1998:
Basic EPS
Net Income Applicable to Common Stock.....  $ 6,689,000    25,810,000       $.26
                                            ===========    ==========       ====
Effect of Dilutive Securities
  Warrants................................                     60,000
  Stock Options...........................                  1,242,000
                                            -----------    ----------       ----
Diluted EPS
Net Income Applicable to Common Stock.....  $ 6,689,000    27,112,000       $.25
                                            ===========    ==========       ====
JANUARY 1, 1999:
Basic EPS
Net Income Applicable to Common Stock.....  $13,043,000    26,880,000       $.49
                                            ===========    ==========       ====
Effect of Dilutive Securities
  Warrants................................
  Stock Options...........................                  1,452,000
                                            -----------    ----------       ----
Diluted EPS
Net Income Applicable to Common Stock.....  $13,043,000    28,332,000       $.46
                                            -----------    ----------       ----

                                  MINIMED INC.

       YEARS ENDED DECEMBER 27, 1996, JANUARY 2, 1998 AND JANUARY 1, 1999

10. COMMITMENTS AND CONTINGENCIES

     On September 11, 1996, the Company filed an action against Fimed, Inc. ("Fimed") seeking rescission of a product distribution contract. Subsequent to the filing of this action, Fimed filed a counterclaim seeking compensatory damages of approximately $400 million plus punitive damages. The Company believes that it has meritorious defenses to the counterclaims asserted by Fimed. The Court appointed a retired Judge to act as an Independent Expert pursuant to California law to evaluate, assuming liability, the amount of damages, if any, sustained by Fimed. The hearing on this matter was held in February 1999. Fact discovery pertaining to the litigation has been largely completed. Trial in this matter was set to commence May 1999; however, on March 30, 1999, the Court indicated that the trial will be continued until July 1999 at the earliest. The Company has been pursuing its claims and is defending against Fimed's claims vigorously.

     During 1998, the Company integrated the operations of Home Medical Supply, Inc. and its affiliated companies ("HMS"), which the Company acquired in fiscal 1997. In connection with these activities, the Company discovered certain business practices relating to charges billed to the State of Florida for health care services provided through an affiliated pharmacy. These practices were implemented by HMS' prior owners and may potentially result in liability to the Company. The Company has received no notice of any action which is pending or threatened against it in connection therewith. The Company has corrected such practices, notified the State of Florida authorities of its findings, initiated legal action against the prior owners to seek indemnification for any such liability and is pursuing other legal remedies. The amount of liability to the Company, if any, cannot be determined at this time, although the Company believes that indemnification for such liability would be available from HMS' prior owners.

     During the normal course of business, the Company may be subject to litigation involving various business matters. Management believes that an adverse outcome of any such known matters would not have a material adverse impact on the Company.

11. STOCKHOLDERS' EQUITY

     Stock Options and Purchase Plan -- The Company has granted stock options under its incentive stock plan ("stock option plan"), which provides that options may have a term of up to 10 years and become exercisable and vest in annual increments of up to six years. Options to purchase an additional 1,873,200 shares are available for grant at January 1, 1999. Stock option plan activity is as follows:

                                                                 WEIGHTED AVERAGE
                                                      SHARES     PRICE PER SHARE
                                                     ---------   ----------------
Outstanding options at December 30, 1995...........  2,853,936        $ 3.12
Options granted....................................    607,694        $ 8.35
Options exercised..................................   (406,040)       $ 2.46
Options canceled...................................   (143,298)       $ 4.48
                                                     ---------
Outstanding options at December 27, 1996...........  2,912,292        $ 3.19
Options granted....................................    621,000        $16.61
Options exercised..................................   (192,034)       $ 2.69
Options canceled...................................   (191,598)       $ 3.51
                                                     ---------
Outstanding options at January 2, 1998.............  3,149,660        $ 6.51
Options granted....................................    872,000        $20.18
Options exercised..................................   (514,014)       $ 3.84
Options canceled...................................   (147,028)       $13.71
                                                     ---------
Outstanding options at January 1, 1999.............  3,360,618        $ 9.99
                                                     =========

                                  MINIMED INC.

       YEARS ENDED DECEMBER 27, 1996, JANUARY 2, 1998 AND JANUARY 1, 1999

11. STOCKHOLDERS' EQUITY (CONTINUED)
     The following table summarizes information about stock options outstanding at January 1, 1999:

                                                                             SHARES
    RANGE OF           NUMBER            WEIGHTED           WEIGHTED       EXERCISABLE       WEIGHTED
    EXERCISE       OUTSTANDING AT    AVERAGE REMAINING      AVERAGE       AT JANUARY 1,      AVERAGE
     PRICES        JANUARY 1, 1999   CONTRACTUAL LIFE    EXERCISE PRICE       1999        EXERCISE PRICE
----------------   ---------------   -----------------   --------------   -------------   --------------
$ 2.25 -  3.63..        705,754            2.24              $ 2.56           669,894         $ 2.52
$ 3.83 -  3.83..        787,800            4.11                3.83           469,200           3.83
$ 4.38 - 14.32..        548,864            5.23                7.68           240,432           7.39
$14.63 - 18.88..        674,000            6.64               16.49           118,200          15.22
$19.38 - 29.38..        644,200            7.11               20.85            99,600          20.38
                      ---------            ----              ------         ---------         ------
                      3,360,618            4.98              $ 9.99         1,597,326         $ 5.69
                      =========            ====              ======         =========         ======

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

                                                                 WEIGHTED AVERAGE
                                                      SHARES      EXERCISE PRICE
                                                     ---------   ----------------
Shares available...................................  1,000,000
Exercised..........................................     29,644        $ 9.19
                                                     ---------        ------
Shares available at December 27, 1996..............    970,356
Exercised..........................................     49,812        $10.99
                                                     ---------        ------
Shares available at January 2, 1998................    920,544
Exercised..........................................     57,716        $20.17
                                                     ---------        ------
Shares available at January 1, 1999................    862,828
                                                     ---------        ------

     All stock options are granted at the fair market value of the Company's common stock at the grant date. The weighted average estimated fair value of options granted in 1996, 1997 and 1998 was $2,089,754, $6,268,628 and
$9,417,535, respectively. The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plan and stock purchase plan. Accordingly, no compensation cost for the Company's stock option plan and stock purchase plan has been recognized in 1996, 1997 or 1998. Had compensation cost for the Company's stock option plan and stock purchase plan been determined based on the fair value at the grant dates for awards under those plans consistent with SFAS 123, "Accounting for Stock Based Compensation," the Company's net income and earnings per share for the years ended December 27,

                                  MINIMED INC.

       YEARS ENDED DECEMBER 27, 1996, JANUARY 2, 1998 AND JANUARY 1, 1999

11. STOCKHOLDERS' EQUITY (CONTINUED)
1996, January 2, 1998 and January 1, 1999 would have been reduced to the pro forma amounts indicated below:

                                                                      YEAR ENDED
                                                       -----------------------------------------
                                                       DECEMBER 27,    JANUARY 2,    JANUARY 1,
                                                           1996           1998          1999
                                                       ------------    ----------    -----------
Net income to common stockholders:
  As reported........................................   $3,318,000     $6,689,000    $13,043,000
  Pro forma..........................................   $2,458,000     $5,142,000    $ 8,835,000
Net income per common and common equivalent share:
  As reported -- basic...............................   $     0.14     $     0.26    $      0.49
  Pro forma..........................................         0.11           0.20           0.33
  As reported -- diluted.............................         0.13           0.25           0.46
  Pro forma..........................................         0.10           0.19           0.31

     The fair value of options granted under the stock option plan during 1996, 1997 and 1998 was determined using the Black Scholes option pricing model utilizing the following weighted-average assumptions:

                                                                      YEAR ENDED
                                                       -----------------------------------------
                                                        DECEMBER 27,    JANUARY 2,   JANUARY 1,
                                                          1996            1998         1999
                                                       ------------    ----------   ------------
Dividend yield.......................................      0%              0%            0%
Volatility...........................................      66%             48%           51%
Risk-free interest rate..............................     6.09%           5.68%         5.45%
Expected lives.......................................    5 years         7 years       7 years

     Pro forma compensation cost of options granted under the employee stock purchase plan is measured based upon the discount from market value.

     Stockholders' Rights Plan -- In May 1995, the Company's Board of Directors approved a plan to protect stockholders' rights in the event of a proposed takeover of the Company. Under the plan, the Board of Directors declared a dividend distribution of a Series B Preferred Stock purchase right (a "Right") on each share of the Company's common stock (a "Common Share") outstanding on July 24, 1995, and each Common Share issued thereafter. Upon becoming exercisable, each Right will entitle its holder to purchase 1/1000(th) of a share of Series B Preferred Stock at an exercise price of $65.00. The Rights are not exercisable or transferable apart from the Common Shares unless certain events occur, including a public announcement that a person has acquired or announced a tender or exchange offer to acquire 15% or more of the outstanding Common Shares. Unless the Rights are redeemed, in the event that an Acquiring Person acquires 15% or more of the outstanding Common Shares (other than pursuant to a tender offer deemed fair by the Company's Board of Directors), each Right not held by the Acquiring Person will entitle the holder to purchase for the exercise price that number of Common Shares (or other shares or assets) having market value equal to two times the exercise price of the Right. In the event that (i) the Company is acquired in a merger or business combination in which the Company is not the surviving corporation or in which the Common Shares are exchanged for stock or assets of another entity, or (ii) 50% or more of the Company's consolidated assets or earning power is sold, each Right not held by an Acquiring Person will entitle the holder to purchase for the exercise price that number of shares of common stock of the acquiring company having a market value equal to two times the exercise price. The Rights are redeemable, in whole but not in part, at the Company's option,

                                  MINIMED INC.

       YEARS ENDED DECEMBER 27, 1996, JANUARY 2, 1998 AND JANUARY 1, 1999

11. STOCKHOLDERS' EQUITY (CONTINUED)
at $0.01 per Right at any time prior to becoming exercisable and in certain other circumstances. The Rights expire in 2005 unless they have been earlier redeemed or exchanged.

12. EMPLOYEE BENEFIT PLAN

     The Company has a defined contribution plan which is available to substantially all full-time employees of the Company. During 1995 and future periods, the Company is obligated to contribute a certain percentage of all employee contributions with limits specified by the Plan. Contributions to the Plan in the years ended December 27, 1996, January 2, 1998 and January 1, 1999 were $99,000, $307,000 and $387,000, respectively.

13. INCOME TAXES

     Pretax income from continuing operations for the three years in the period ended January 1, 1999 was subject to income tax in the following jurisdictions:

                                                              YEAR ENDED
                                              ------------------------------------------
                                              DECEMBER 27,    JANUARY 2,     JANUARY 1,
                                                  1996           1998           1999
                                              ------------    -----------    -----------
Domestic....................................   $5,402,000     $11,474,000    $21,270,000
Foreign.....................................     (422,000)       (756,000)      (345,000)
                                               ----------     -----------    -----------
Pretax income (loss)........................   $4,980,000     $10,718,000    $20,925,000
                                               ==========     ===========    ===========

     Significant components of the provision for income taxes are as follows:

                                                              YEAR ENDED
                                              ------------------------------------------
                                              DECEMBER 27,    JANUARY 2,     JANUARY 1,
                                                  1996           1998           1999
                                              ------------    -----------    -----------
Current:
  Federal...................................  $ 1,521,000     $ 4,577,000    $ 4,142,000
  Foreign...................................       10,000          20,000         30,000
  State.....................................      453,000         510,000        367,000
                                              -----------     -----------    -----------
                                                1,984,000       5,107,000      4,539,000
Effect of nonqualified stock option
  exercises upon income taxes currently
  payable...................................      994,000       1,276,000      4,972,000
Deferred:
  Federal...................................   (1,008,000)     (1,970,000)    (1,545,000)
  Foreign...................................           --              --             --
  State.....................................     (308,000)       (384,000)       (84,000)
                                              -----------     -----------    -----------
                                               (1,316,000)     (2,354,000)    (1,629,000)
                                              -----------     -----------    -----------
                                              $ 1,662,000     $ 4,029,000    $ 7,882,000
                                              ===========     ===========    ===========

                                  MINIMED INC.

       YEARS ENDED DECEMBER 27, 1996, JANUARY 2, 1998 AND JANUARY 1, 1999

13. INCOME TAXES (CONTINUED)
     The components of deferred tax assets (liabilities) at January 2, 1998 and January 1, 1999 are as follows:

                                               JANUARY 2, 1998          JANUARY 1, 1999
                                            ----------------------   ---------------------
                                             FEDERAL       STATE      FEDERAL      STATE
                                            ----------   ---------   ----------   --------
Deferred tax assets:
  Accrued warranties......................  $  836,000   $ 138,000   $  990,000   $159,000
  NOL carryforwards.......................     385,000      63,000      502,000     21,000
  Accrued vacation........................     230,000      38,000      350,000     57,000
  Allowance for doubtful accounts.........   2,125,000     351,000    3,095,000    498,000
  Other accrued liabilities...............     641,000     104,000           --         --
  Reserve for obsolete inventory..........     625,000     103,000      524,000     86,000
  Other...................................     113,000      51,000      409,000         --
  Current deferred state income taxes.....          --          --     (287,000)        --
                                            ----------   ---------   ----------   --------
                                             4,955,000     848,000    5,583,000    821,000
Deferred Tax Liabilities:
  Depreciation............................    (659,000)   (109,000)    (232,000)   (39,000)
  Unrealized gain on securities...........    (687,000)    (68,000)    (546,000)   (95,000)
  Deferred state income taxes.............    (214,000)                  47,000         --
                                            ----------   ---------   ----------   --------
Net deferred tax assets...................   3,395,000     671,000    4,852,000    687,000
Valuation allowance.......................    (229,000)    (41,000)          --         --
                                            ----------   ---------   ----------   --------
          Total...........................  $3,166,000   $ 630,000   $4,852,000   $687,000
                                            ==========   =========   ==========   ========

     A reconciliation of the Company's provision for income taxes for 1996, 1997 and 1998 to the U.S. Federal Statutory rates is as follows:

                                                                          YEAR ENDED
                                                            --------------------------------------
                                                            DECEMBER 27,   JANUARY 2,   JANUARY 1,
                                                                1996          1998         1999
                                                            ------------   ----------   ----------
Provision for income taxes at U.S. statutory rates........   $2,217,000    $3,751,000   $7,324,000
State taxes, net of Federal benefit.......................       94,000       209,000      655,000
Non-deductible expenses...................................      112,000       136,000       99,000
Foreign loss not usable...................................      148,000       257,000      121,000
Reduction of valuation allowance..........................     (653,000)     (645,000)    (270,000)
Other.....................................................     (256,000)      321,000      (47,000)
                                                             ----------    ----------   ----------
                                                             $1,662,000    $4,029,000   $7,882,000
                                                             ==========    ==========   ==========

14. OPERATING SEGMENTS AND OPERATIONS BY GEOGRAPHIC AREA

     In June, 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," which requires public companies to report certain information about operating segments in complete sets of financial statements and in condensed financial statements of interim periods issued to stockholders. SFAS 131 was adopted by the Company for the year ending on January 1, 1999.

     The Company has organized its operating segments around differences in products offered. The Company conducts business in two operating segments; diabetes products and pharmaceutical products. The diabetes products operating segment generates revenues from the following three separate product lines; external pumps and related disposable products, implantable pumps, and other diabetes supplies. These product lines

                                  MINIMED INC.

       YEARS ENDED DECEMBER 27, 1996, JANUARY 2, 1998 AND JANUARY 1, 1999

14. OPERATING SEGMENTS AND OPERATIONS BY GEOGRAPHIC AREA (CONTINUED) are aggregated into the diabetes products operating segment as the nature of the products and production processes, the type of customers, the distribution channels and the nature of the regulatory environment are similar. The pharmaceutical products operating segment derives its revenues from the distribution of prescription drugs to treat a number of medical conditions, including diabetes, HIV/AIDS and renal failure.

     In the following tables, net sales by operating segment and geographic area include both sales to customers, as reported in the Consolidated Statements of Income at sales prices which approximate market.

                OPERATING SEGMENTS                     1996            1997            1998
                ------------------                  -----------    ------------    ------------
Net sales
  Pharmaceutical products.........................  $ 9,338,000    $ 11,810,000    $  8,882,000
  Diabetes products...............................   67,058,000      87,682,000     129,695,000
                                                    -----------    ------------    ------------
          Total...................................   76,396,000      99,492,000     138,577,000
Operating profit (loss)
  Pharmaceutical products.........................   (1,846,000)     (2,145,000)     (1,378,000)
  Diabetes products...............................    5,927,000      11,249,000      20,847,000
                                                    -----------    ------------    ------------
          Total operating profit..................    4,081,000       9,104,000      19,469,000
                                                    -----------    ------------    ------------
Interest expense..................................     (163,000)       (237,000)        (47,000)
Other income......................................    1,062,000       1,851,000       1,503,000
                                                    -----------    ------------    ------------
Income before income taxes........................  $ 4,980,000    $ 10,718,000    $ 20,925,000
                                                    ===========    ============    ============
Identifiable assets
  Pharmaceutical products.........................  $ 2,596,000    $  3,890,000    $  4,458,000
  Diabetes products...............................   61,828,000     101,929,000     153,194,000
                                                    -----------    ------------    ------------
          Total...................................  $64,424,000    $105,819,000    $157,652,000
                                                    ===========    ============    ============

     Capital expenditures and depreciation expense related to the Company's pharmaceutical products operations are not material compared to its diabetes products operations for the three years presented.

                 GEOGRAPHIC AREAS                      1996            1997            1998
                 ----------------                   -----------    ------------    ------------
NET SALES
  North America...................................  $70,885,000    $ 92,946,000    $127,981,000
  Europe..........................................    5,511,000       6,546,000      10,596,000
                                                    -----------    ------------    ------------
  Consolidated....................................  $76,396,000    $ 99,492,000    $138,577,000
                                                    ===========    ============    ============
OPERATING INCOME (LOSS)
  North America...................................  $ 4,335,000    $  9,773,000    $ 20,099,000
  Europe..........................................     (254,000)       (669,000)       (630,000)
                                                    -----------    ------------    ------------
  Consolidated....................................  $ 4,081,000    $  9,104,000    $ 19,469,000
                                                    ===========    ============    ============
IDENTIFIABLE ASSETS AT END OF PERIOD
  North America...................................  $60,947,000    $100,981,000    $149,768,000
  Europe..........................................    3,477,000       4,838,000       7,884,000
                                                    -----------    ------------    ------------
  Consolidated....................................  $64,424,000    $105,819,000    $157,652,000
                                                    ===========    ============    ============

                                  MINIMED INC.

       YEARS ENDED DECEMBER 27, 1996, JANUARY 2, 1998 AND JANUARY 1, 1999

15. SUBSEQUENT EVENTS

     On March 15, 1999, the Company announced a 2-for-1 stock split, in the form of a stock dividend, to result in the issuance of one additional share of common stock for every share of common stock outstanding. The stock split was effective April 1, 1999 for holders of record at the close of business on that date and will be distributed on April 16, 1999. In accordance with SFAS 128, "Earnings per Share," the Company has recorded the effects of this stock split on share and per share amounts at the end of 1998 and all prior periods have been restated.

     The Company is currently negotiating final details with respect to a financing transaction pursuant to which it expects to enter into several agreements in conjunction with its plans to construct a $65.0 million corporate headquarters, research and development and manufacturing facility on the campus of California State University, Northridge. The Company expects the transaction to be structured as a synthetic lease financing for this facility and, in a related transaction, to obtain a revolving line of credit to borrow up to $15 million. In connection with these financing transactions, the Company expects to pledge substantially all of its assets as collateral security, and to be subject to various affirmative and negative covenants regarding the conduct of its business. These arrangements could adversely affect the Company's ability to obtain additional capital or acquire additional capital resources. The synthetic lease will have a term of five years, with two one-year renewal options. The underlying ground lease has a term of 40 years with renewal options for up to an additional 40 years. Under these arrangements, the Company will be committed to annual payments ranging from $4.5 million to $5.0 million commencing sometime during the second half of 2000. Additionally, the Company is committed to payments of $550,000 during 1999 and to annual payments in future periods of approximately $450,000, plus periodic cost of living adjustments, per the terms of the ground lease for the Northridge property. These lease payments will be recorded as rent expense in future periods.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to Directors and Executive Officers of the Company is incorporated by reference to the Company's definitive Proxy Statement for its annual meeting of stockholders to be filed not later than 120 days after January 1, 1999 with the Securities and Exchange Commission (the "1999 Proxy").

ITEM 11. EXECUTIVE COMPENSATION

     Information with respect to this item is incorporated by reference to the Company's 1999 Proxy.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to this item is incorporated by reference to the Company's 1999 Proxy.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     Information with respect to this item is incorporated by reference to the Company's 1999 Proxy.

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

    3. EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K

     The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

     2.1   Reorganization Agreement among Robert A. Kusher, Craig Lowy,
           MiniMed Inc. and MiniMed Distribution Corp. dated as of
           October 19, 1997 (included as Exhibit 2.1 to the Company's
           Current Report on Form 8-K filed October 20, 1997, which is incorporated herein by reference).
     2.2   Amendment to Reorganization Agreement among Robert A.
           Kusher, Craig Lowy, MiniMed Inc. and MiniMed Distribution
           Corp. dated as of January 2, 1998 (included as Exhibit 2.1 to the Company's Current Report on Form 8-K filed January
           16, 1998, which is incorporated herein by reference).
     2.3 Asset Purchase Agreement dated as of October 8, 1998, by and among Diabetes Support Systems, Inc., MiniMed Distribution
           Corp. and MiniMed Inc.
     3.1   Form of Restated Certificate of Incorporation of MiniMed
           Inc. (included as Exhibit 3.1 to the Company's Registration
           Statement on Form S-1 (file no. 33-92710) which is incorporated herein by reference).
     3.2   Bylaws of MiniMed Inc. (included as Exhibit 3.2 to the
           Company's Registration Statement on Form S-1 (file no.
           33-92710) which is incorporated herein by reference).
     3.3 Amendment to Bylaws of MiniMed Inc. (included as Exhibit 3.3 to the Company's 1996 Annual Report on Form 10-K which is incorporated herein by reference).
     3.4   Amendment to Bylaws of MiniMed Inc. (included as Exhibit
           3(ii).1 to the Company's Quarterly Report on Form 10-Q which is incorporated herein by reference).
     3.5   Form of Stockholder Rights Agreement (included as Exhibit
           3.4 to the Company's Registration Statement on Form S-1
           (file no. 33-92710) which is incorporated herein by reference).
    10.4   MiniMed Technologies Limited Amended and Restated 1992
           Option Plan (included as Exhibit 10.17 to the Company's
           Registration Statement on Form S-1 (file no. 33-92710) which is incorporated herein by reference).
    10.5   MiniMed Inc. 1992 Stock Incentive Plan -- Form of Option
           (included as Exhibit 4.4 to the Company's Registration
           Statement on Form S-1 (file no. 33-92710) which is incorporated herein by reference).
    10.6   MiniMed Inc. Option Agreement -- Assumption of MiniMed
           Technologies Limited Options (included as Exhibit 10.18 to the Company's Registration Statement on Form S-1 (file no.
           33-92710) which is incorporated herein by reference).

    10.7   MiniMed Inc. Seconded Amended and Restated 1994 Stock
           Incentive Plan (included as Exhibit 10.16 to the Company's
           1995 Annual Report on Form 10-K which is incorporated herein by reference).
    10.8   MiniMed Inc. 1994 Stock Incentive Plan -- Form of Option
           (included as Exhibit 10.20 to the Company's Registration
           Statement on Form S-1 (file no. 33-92710) which is incorporated herein by reference).
    10.9   License Agreement dated February 13, 1980, as amended
           December 10, 1990, by and between Applied Physics Laboratory of the Johns Hopkins University, Pacesetter Infusion, Ltd.
           And MiniMed Technologies Limited (included as Exhibit 10.24 to the Company's Registration Statement on Form S-1 (file no. 33-92710) which is incorporated herein by reference).
           (Certain redacted information in this Agreement has received confidential treatment).
    10.10 License Agreement dated as of October 1, 1993 by and between MiniMed Inc. and Wilson Greatbatch Ltd. (included as Exhibit
           10.25 to the Company's Registration Statement on Form S-1
           (file no. 33-92710) which is incorporated herein by reference).
    10.11 Form of Indemnity Agreement between MiniMed Inc. and each of its officers and directors (included as Exhibit 10.27 to the Company's Registration Statement on Form S-1 (file no.
           33-92710) which is incorporated herein by reference).
    10.12  MiniMed Inc. Non-Employee Director Deferred Stock Units Plan
           (included as Exhibit 10.14 to the Company's 1995 Annual
           Report on Form 10-K which is incorporated herein by reference).
    10.13  MiniMed Inc. Employee Stock Purchase Plan (included as
           Exhibit 10.15 to the Company's 1995 Annual Report on Form
           10-K which is incorporated herein by reference).
    10.14 WCMA Note and Loan Agreement dated as of January 21, 1997 by and between MiniMed Inc. and Merrill Lynch Business
           Financial Services Inc. (included as Exhibit 10.16 to the
           Company's 1996 Annual Report on Form 10-K which is incorporated herein by reference).
    10.15 Lease dated as of August 1, 1995, as amended by Amendment thereto dated as of July 1, 1996, by and between MiniMed
           Inc. and Alfred E. Mann (included as Exhibit 10.17 to the
           Company's 1996 Annual Report on Form 10-K which is incorporated herein by reference).
    10.16  Agreement Regarding Implantable Pump Business dated
           September 1, 1998, by and between Medical Research Group,
           LLC, a California limited liability company and MiniMed
           Inc., a Delaware corporation (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q which is incorporated by reference herein).
    10.17  Implantable Pump License and Distribution Agreement dated
           September 1, 1998, by and between Medical Research Group,
           LLC, a California limited liability company and MiniMed
           Inc., a Delaware corporation (included as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q which is incorporated by reference herein).
    10.18 Glucose Sensor Option Agreement dated September 1, 1998, by and between Medical Research Group, LLC, a California limited liability company and MiniMed Inc., a Delaware corporation (included as Exhibit 10.3 to the Company's
           Quarterly Report on Form 10-Q which is incorporated by reference herein).
    10.19  Guarantee of Alfred E. Mann dated September 1, 1998
           (included as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q which is incorporated by reference herein).
    21.1   Subsidiaries of the Company.
    23.1   Consent of Deloitte & Touche LLP.
    27.1   Financial Data Schedule.

(b) 1. REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Action of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MINIMED INC.

Date: April 1, 1999                       By: /s/ ALFRED E. MANN

                                            ------------------------------------
                                            Alfred E. Mann
                                            Chairman of the Board and Chief
                                            Executive Officer (Principal
                                              Executive Officer)

Date: April 1, 1999                       By: /s/ KEVIN R. SAYER

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

                      SIGNATURE                                      TITLE                    DATE
                      ---------                                      -----                    ----
/s/ ALFRED E. MANN                                     Director, Chairman of the Board    April 1, 1999
-----------------------------------------------------  and Chief Executive Officer
Alfred E. Mann                                         (Principal Executive Officer)

/s/ TERRANCE H. GREGG                                  Director, President, and Chief     April 1, 1999
-----------------------------------------------------  Operating Officer
Terrance H. Gregg

/s/ KEVIN R. SAYER                                     Senior Vice President, Finance     April 1, 1999
-----------------------------------------------------  and Chief Financial Officer
Kevin R. Sayer                                         (Principal Financial and
                                                       Accounting Officer)

/s/ DAVID CHERNOF                                      Director                           April 1, 1999
-----------------------------------------------------
David Chernof, M.D.

/s/ CAROLYNE KAHLE DAVIS                               Director                           April 1, 1999
-----------------------------------------------------
Carolyne Kahle Davis

/s/ WILLIAM R. GRANT                                   Director                           April 1, 1999
-----------------------------------------------------
William R. Grant

/s/ DAVID H. MACCALLUM                                 Director                           April 1, 1999
-----------------------------------------------------
David H. MacCallum

/s/ THOMAS R. TESTMAN                                  Director                           April 1, 1999
-----------------------------------------------------
Thomas R. Testman

/s/ JOHN C. VILLFORTH                                  Director                           April 1, 1999
-----------------------------------------------------
John C. Villforth

                                  MINIMED INC.

                VALUATION AND QUALIFYING ACCOUNTS - SCHEDULE II

              COLUMN A                  COLUMN B     COLUMN C -- ADDITIONS      COLUMN D     COLUMN E
-------------------------------------  ----------   ------------------------   ----------   ----------
                                       BALANCE AT   CHARGED TO    CHARGED TO                BALANCE AT
                                       BEGINNING     COSTS AND      OTHER                     END OF
             DESCRIPTION               OF PERIOD    EXPENSES(1)    ACCOUNTS    DEDUCTIONS     PERIOD
             -----------               ----------   -----------   ----------   ----------   ----------
Allowance for doubtful accounts:
  1996...............................  3,151,000     2,744,000                   (502,000)  5,393,000
  1997...............................  5,393,000     1,218,000                   (361,000)  6,250,000
  1998...............................  6,250,000     4,505,000                 (1,911,000)  8,844,000
Accrued warranties:
  1996...............................  3,243,000                                 (370,000)  2,873,000
  1997...............................  2,873,000     1,573,000                 (1,988,000)  2,458,000
  1998...............................  2,458,000     1,537,000                 (1,167,000)  2,828,000

---------------
(1) The allowance for doubtful accounts represents charges to bad debt expense for the year.

                                  EXHIBIT INDEX


2.1     Reorganization Agreement among Robert A. Kusher, Craig Lowy, MiniMed
        Inc. and MiniMed Distribution Corp. dated as of October 19, 1997
        (included as Exhibit 2.1 to the Company's Current Report on Form 8-K filed October 20, 1997, which is incorporated herein by reference).

2.2     Amendment to Reorganization Agreement among Robert A. Kusher, Craig
        Lowy, MiniMed Inc. and MiniMed Distribution Corp. dated as of January 2,
        1998 (included as Exhibit 2.1 to the Company's Current Report on Form
        8-K filed January 16, 1998, which is incorporated herein by reference).

2.3     Asset Purchase Agreement dated as of October 9, 1998, by and among
        Diabetes Support Systems, Inc., MiniMed Distribution Corp. and MiniMed
        Inc.

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

3.4     Amendment to Bylaws of MiniMed Inc. (included as Exhibit 3 (ii).1 to the
        Company's Quarterly Report on Form 10-Q which is incorporated herein by reference).

3.5     Form of Stockholder Rights Agreement (included as Exhibit 3.4 to the
        Company's Registration Statement on Form S-1 (file no. 33-92710) which is incorporated herein by reference).

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

10.11 Form of Indemnity Agreement between MiniMed Inc. and each of its officers and directors (included as Exhibit 10.27 to the Company's
        Registration Statement on Form S-1 (file no. 33-92710) which is incorporated herein by reference).

10.12 MiniMed Inc. Non-Employee Director Deferred Stock Units Plan (included as Exhibit 10.14 to the Company's 1995 Annual Report on Form 10-K which is incorporated herein by reference).

10.13 MiniMed Inc. Employee Stock Purchase Plan (included as Exhibit 10.15 to the Company's 1995 Annual Report on Form 10-K which is incorporated herein by reference).

10.14   WCMA Note and Loan Agreement dated as of January 21, 1997 by and between
        MiniMed Inc. and Merrill Lynch Business Financial Services Inc.
        (included as Exhibit 10.16 to the Company's 1996 Annual Report on Form
        10-K which is incorporated herein by reference)

10.15 Lease dated as of August 1, 1995, as amended by Amendment thereto dated as of July 1, 1996, by and between MiniMed Inc. and Alfred E. Mann
        (included as Exhibit 10.17 to the Company's 1996 Annual Report on Form
        10-K which is incorporated herein by reference).

10.16 Agreement Regarding Implantable Pump Business dated September 1, 1998, by and between Medical Research Group, LLC, a California limited liability company and MiniMed Inc., a Delaware corporation (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q which is incorporated by reference herein).


10.17   Implantable Pump License and Distribution Agreement dated September 1,
        1998, by and between Medical Research Group, LLC, a California limited liability company and MiniMed Inc., a Delaware corporation (included as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q which is incorporated by reference herein).

10.18   Glucose Sensor Option Agreement dated September 1, 1998, by and between
        Medical Research Group, LLC, a California limited liability company and MiniMed Inc., a Delaware corporation (included as Exhibit 10.3 to the
        Company's Quarterly Report on Form 10-Q which is incorporated by reference herein).

10.19   Guarantee of Alfred E. Mann dated September 1, 1998 (included as Exhibit
        10.4 to the Company's Quarterly Report on Form 10-Q which is incorporated by reference herein).

21.1    Subsidiaries of the Company.

23.1    Consent of Deloitte & Touche LLP

27.1    Financial Data Schedule
