Form 10-Q
period 1999-04-02
MINIMED INC
filed 1999-05-17
CIK 945801

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                            ------------------------

(MARK ONE)

     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 2, 1999

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

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

                            ------------------------

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

             TITLE OF EACH CLASS                        OUTSTANDING AT MAY 12, 1999
              ------------------                        ---------------------------
         COMMON STOCK, $.01 PAR VALUE                            28,351,696

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                  MINIMED INC.

                                                                       PAGE
                                                                       ----
                       PART I. FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements and Notes.................    3
         Consolidated Balance Sheets -- January 1, 1999 and April 2,
         1999 (Unaudited)............................................    3
         Consolidated Statements of Income (Unaudited) -- Three
         months ended April 3, 1998 and April 2, 1999................    4
         Consolidated Statements of Cash Flows (Unaudited) -- Three
         months ended April 3, 1998 and April 2, 1999................    5
         Notes to Consolidated Financial Statements (Unaudited)......    6
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    9
Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................   16

                        PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   16
Item 2.  Changes in Securities and Use of Proceeds...................   16
Item 3.  Defaults Upon Senior Securities.............................   17
Item 4.  Submission of Matters to a Vote of Security Holders.........   17
Item 5.  Other Information...........................................   17
Item 6.  Exhibits and Reports on Form 8-K............................   17
SIGNATURE............................................................   18
INDEX TO EXHIBITS....................................................   19

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

                                  MINIMED INC.

                          CONSOLIDATED BALANCE SHEETS
                       JANUARY 1, 1999 AND APRIL 2, 1999

                                     ASSETS

                                                                  1998            1999
                                                              ------------    ------------
                                                                              (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 27,303,000    $ 21,418,000
  Short-term investments....................................    13,476,000      13,482,000
  Accounts receivable, net of allowance for doubtful
     accounts of $8,844,000 and $8,481,000 at January 1,
     1999 and April 2, 1999, respectively...................    38,788,000      40,245,000
  Inventories...............................................    16,860,000      17,681,000
  Deferred income taxes.....................................     6,404,000       6,485,000
  Prepaid expenses and other current assets.................     3,835,000       7,082,000
                                                              ------------    ------------
          Total current assets..............................   106,666,000     106,393,000
NOTE RECEIVABLE FROM AFFILIATE..............................     3,600,000       3,600,000
LONG-TERM INVESTMENTS.......................................     4,826,000       5,140,000
OTHER ASSETS................................................    11,522,000      11,367,000
LAND, BUILDINGS, PROPERTY AND EQUIPMENT -- Net..............    31,038,000      34,400,000
                                                              ------------    ------------
TOTAL ASSETS................................................  $157,652,000    $160,900,000
                                                              ============    ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of notes payable and line of credit.......     1,101,000         882,000
  Accounts payable..........................................     5,447,000       5,747,000
  Accrued salaries and related benefits.....................     5,231,000       3,838,000
  Accrued sales commissions.................................     2,260,000         573,000
  Accrued warranties........................................     2,828,000       2,885,000
  Income taxes payable......................................     1,155,000       2,014,000
  Other accrued expenses....................................     3,873,000       2,955,000
                                                              ------------    ------------
          Total current liabilities.........................    21,895,000      18,894,000
                                                              ------------    ------------
  Deferred Tax Liabilities..................................       865,000         984,000
  Notes payable.............................................     1,059,000       1,000,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, par value $.005; 40,000,000 shares
     authorized; 28,095,274 and 28,207,356 shares issued and
     outstanding as of January 1, 1999 and April 2, 1999,
     respectively...........................................       143,000         147,000
  Additional capital........................................   111,826,000     114,088,000
  Accumulated other comprehensive income....................       738,000         879,000
  Retained earnings.........................................    21,126,000      24,908,000
                                                              ------------    ------------
          Total stockholders' equity........................   133,833,000     140,022,000
                                                              ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $157,652,000    $160,900,000
                                                              ============    ============

                See notes to consolidated financial statements.

                                  MINIMED INC.

                       CONSOLIDATED STATEMENTS OF INCOME
     THREE MONTHS ENDED APRIL 3, 1998 AND THREE MONTHS ENDED APRIL 2, 1999

                                                                 1998           1999
                                                              -----------    -----------
                                                                     (UNAUDITED)
NET SALES...................................................  $26,366,000    $40,911,000
COST OF SALES...............................................    9,784,000     13,838,000
                                                              -----------    -----------
GROSS PROFIT................................................   16,582,000     27,073,000
                                                              ===========    ===========
OPERATING EXPENSES:
Selling, general and administrative.........................   11,391,000     17,499,000
Research and development....................................    3,317,000      5,296,000
Research and development contract income....................   (1,500,000)    (1,500,000)
                                                              -----------    -----------
          Total operating expenses..........................   13,208,000     21,295,000
                                                              ===========    ===========
OPERATING INCOME............................................    3,374,000      5,778,000
OTHER INCOME, Including interest income.....................      291,000        294,000
                                                              -----------    -----------
INCOME BEFORE INCOME TAXES..................................    3,665,000      6,072,000
PROVISION FOR INCOME TAXES..................................    1,361,000      2,290,000
                                                              -----------    -----------
NET INCOME..................................................  $ 2,304,000    $ 3,782,000
                                                              ===========    ===========
BASIC EARNINGS PER SHARE....................................  $      0.09    $      0.13
                                                              ===========    ===========
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING...................   26,562,000     28,148,000
                                                              ===========    ===========
DILUTED EARNINGS PER SHARE..................................  $      0.08    $      0.13
                                                              ===========    ===========
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING.................   27,854,000     30,024,000
                                                              ===========    ===========

                 See notes to consolidated financial statement.

                                  MINIMED INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
     THREE MONTHS ENDED APRIL 3, 1998 AND THREE MONTHS ENDED APRIL 2, 1999

                                                                 1998           1999
                                                              -----------    -----------
                                                                     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES --
Net income..................................................  $ 2,304,000    $ 3,782,000
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Depreciation and amortization.............................    1,053,000      1,560,000
  Directors fees paid in common stock.......................           --         32,000
  Deferred income taxes.....................................     (558,000)       (81,000)
  Tax benefit from exercise of non-qualified stock
     options................................................           --      1,630,000
  Changes in operating assets and liabilities:
     Accounts receivable, net...............................    1,477,000     (1,457,000)
     Inventories............................................   (1,602,000)      (821,000)
     Prepaid expenses and other current assets..............      384,000     (3,247,000)
     Other assets...........................................      (47,000)        35,000
     Accounts payable.......................................   (2,495,000)       300,000
     Income taxes payable...................................    1,438,000        859,000
     Accrued expenses.......................................   (5,153,000)    (3,941,000)
                                                              -----------    -----------
     Net cash used in operating activities..................   (3,199,000)    (1,349,000)
                                                              -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES --
  Short-term investments....................................   14,081,000         (6,000)
  Acquisition of Dartec A.B.................................   (2,544,000)            --
  Purchase of land, buildings, property and equipment.......   (3,393,000)    (4,724,000)
                                                              -----------    -----------
  Net cash provided by (used in) investing activities.......    8,144,000     (4,730,000)
                                                              -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES --
  Repayment of notes payable................................   (2,811,000)      (278,000)
  Proceeds from stock option exercises......................           --        525,000
                                                              -----------    -----------
  Net cash provided by (used in) financing activities.......   (2,811,000)       247,000
                                                              -----------    -----------
  Effect of foreign exchange rates on cash..................      147,000        (53,000)
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS...............................................    2,281,000     (5,885,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD....................................................   22,282,000     27,303,000
                                                              -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $24,563,000    $21,418,000
                                                              ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION --
  Cash paid during the period for:
  Interest..................................................  $    35,000    $     2,000
  Income taxes..............................................  $   461,000    $   265,000

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITY -- The Company recorded an unrealized holding gain of $195,000 during the three months ended April 2, 1999 and an unrealized holding loss of $997,000 during the three months ended April 3, 1998, net of estimated income taxes on marketable securities classified as long-term investments available for sale.

                See notes to consolidated financial statements.

                                  MINIMED INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     THREE MONTHS ENDED APRIL 3, 1998 AND THREE MONTHS ENDED APRIL 2, 1999

     The fiscal years referenced herein are as follows:

                   FISCAL YEAR                        YEAR ENDED
                   -----------                     -----------------
1999.............................................  December 31, 1999
1998.............................................    January 1, 1999

NOTE 1. BASIS OF PRESENTATION

     The accompanying unaudited financial statements of MiniMed Inc. (the "Company" or "MiniMed") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements included in the Annual Report of MiniMed filed on Form 10-K with the Securities and Exchange Commission for the year ended January 1, 1999. The results of operations for the three months ended April 2, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999.

     On March 15, 1999, the Company announced a 2-for-1 stock split, in the form of a stock dividend, to holders of record of MiniMed's common stock at the close of business on April 1, 1999. In accordance with SFAS 128, "Earnings per Share," the Company has recorded the effects of this stock split on share and per share amounts at April 2, 1999 and all prior periods have been restated.

NOTE 2. INCOME TAXES

     Net income and earnings per share for the three months ended April 3, 1998 and April 2, 1999 reflect income taxes which have been recorded at the Company's estimated effective tax rate for the year. This estimated income tax rate has been determined by giving consideration to the pretax earnings and losses applicable to foreign and domestic tax jurisdictions.

NOTE 3. WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES
OUTSTANDING

     In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), basic earnings per share for the three months ended April 3, 1998 and April 2, 1999, were computed by dividing net income by weighted average common shares outstanding during the periods presented. Diluted earnings per share for the periods presented were computed by dividing net income by weighted average common and common equivalent shares outstanding, computed in accordance with the treasury stock method. The computation of basic and diluted EPS is as follows:

                                                  THREE MONTHS ENDED    THREE MONTHS ENDED
                                                    APRIL 3, 1998         APRIL 2, 1999
                                                  ------------------    ------------------
BASIC EPS COMPUTATION
Numerator:
Net income applicable to common stock...........     $ 2,304,000           $ 3,782,000
Denominator:
Weighted average common shares outstanding......      26,562,000            28,148,000
                                                     -----------           -----------
Basic earnings per share........................     $      0.09           $      0.13
                                                     ===========           ===========

                                  MINIMED INC.

     THREE MONTHS ENDED APRIL 3, 1998 AND THREE MONTHS ENDED APRIL 2, 1999

                                                  THREE MONTHS ENDED    THREE MONTHS ENDED
                                                    APRIL 3, 1998         APRIL 2, 1999
                                                  ------------------    ------------------
DILUTED EPS COMPUTATION
Numerator:
Net income applicable to common stock...........     $ 2,304,000           $ 3,782,000
                                                     -----------           -----------
Denominator:
Weighted average common shares outstanding......      26,562,000            28,148,000
Effect of dilutive securities:
  Stock options.................................       1,292,000             1,876,000
                                                     -----------           -----------
Diluted weighted average shares outstanding.....      27,854,000            30,024,000
                                                     -----------           -----------
Diluted earnings per share......................     $      0.08           $      0.13
                                                     ===========           ===========

NOTE 4. CONSOLIDATED BALANCE SHEET COMPONENTS

     Certain balance sheet components are as follows:

                                                   JANUARY 1,       APRIL 2,
                                                      1999            1999
                                                   -----------    ------------
                                                                  (UNAUDITED)
Inventories:
  Raw materials..................................  $ 7,064,000    $  7,672,000
  Work-in-progress...............................    3,040,000       2,328,000
  Finished Goods.................................    6,756,000       7,681,000
                                                   -----------    ------------
                                                   $16,860,000    $ 17,681,000
                                                   ===========    ============
Property, plant and equipment:
  Land, buildings and improvements...............  $13,244,000    $ 14,500,000
  Machinery and equipment........................   17,332,000      18,845,000
  Tooling and molds..............................    2,352,000       2,359,000
  Computer software..............................    1,989,000       2,682,000
  Furniture and fixtures.........................    5,301,000       6,569,000
                                                   -----------    ------------
                                                    40,218,000      44,955,000
Less accumulated depreciation....................   (9,180,000)    (10,555,000)
                                                   -----------    ------------
Total............................................  $31,038,000    $ 34,400,000
                                                   ===========    ============
Other assets:
  Technology license.............................  $   145,000    $    133,000
  Goodwill.......................................   11,114,000      10,994,000
  Other..........................................      263,000         240,000
                                                   -----------    ------------
Total............................................  $11,522,000    $ 11,367,000
                                                   ===========    ============
Long-term investments:
  Investment in Trimeris common stock -- at fair
     value.......................................  $ 3,686,000    $  4,000,000
  Investment in PDC common stock -- at cost......    1,140,000       1,140,000
                                                   -----------    ------------
Total............................................  $ 4,826,000    $  5,140,000
                                                   ===========    ============

                                  MINIMED INC.

     THREE MONTHS ENDED APRIL 3, 1998 AND THREE MONTHS ENDED APRIL 2, 1999

NOTE 5. COMPREHENSIVE INCOME

     The Company's total comprehensive income was as follows:

                                                                    THREE MONTHS ENDED
                                                              ------------------------------
                                                              APRIL 3, 1998    APRIL 2, 1999
                                                              -------------    -------------
Net income..................................................   $2,304,000       $3,782,000
Other comprehensive income (loss):
  Foreign currency translation adjustments..................      147,000          (54,000)
  Unrealized gain (loss) on securities......................   (1,608,000)         314,000
                                                               ----------       ----------
  Other comprehensive income (loss), before income taxes....   (1,461,000)         260,000
  Income tax expense (benefit) related to items of other
     comprehensive income (loss)............................     (611,000)         119,000
                                                               ----------       ----------
  Other comprehensive income (loss).........................     (850,000)         141,000
                                                               ----------       ----------
Total comprehensive income..................................   $1,454,000       $3,923,000
                                                               ==========       ==========

NOTE 6. COMMITMENTS AND CONTINGENCIES

     On September 11, 1996, the Company filed an action against Fimed, Inc. ("Fimed") seeking rescission of a product distribution contract. Subsequent to the filing of this action, Fimed filed a counterclaim seeking compensatory damages of approximately $400 million plus punitive damages. The Company believes that it has meritorious defenses to the counterclaims asserted by Fimed. The Court appointed a retired Judge to act as an Independent Expert pursuant to California law to evaluate, assuming liability, the amount of damages, if any, sustained by Fimed. The hearing on this matter was held in February 1999. Fact discovery pertaining to the litigation has been largely completed. Trial in this matter is currently set to commence September 1999. The Company has been pursuing its claims and is defending against Fimed's claims vigorously.

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

     On February 9, 1999, the Company was served with a complaint, filed in Louisiana, by Diabetes Resources, Inc. (d/b/a Insulin Infusion Specialties) ("IIS"), a former authorized distributor for MiniMed products, alleging various causes of action against the Company. IIS entered into an Educational Dealer Agreement (the "Agreement") with MiniMed in July 1997. MiniMed elected to not renew the Agreement and the Agreement expired pursuant to its terms as of December 31, 1998. IIS is alleging that MiniMed engaged in unfair competition, breached the Agreement, violated applicable trade secret laws and defamed IIS. IIS did not specify the amount of damages it is seeking in its complaint. On April 6, 1999, the Company filed a counterclaim alleging IIS breached the Agreement and carried on various unfair trade practices. The Company believes that its counterclaims and its defenses to the claims asserted by IIS are meritorious. Discovery in this litigation is in its preliminary stages.

     During the normal course of business, the Company may be subject to litigation involving various business matters. Management believes that an adverse outcome of any such known matters would not have a material adverse impact on the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations of MiniMed Inc. ("MiniMed" or the "Company") should be read in conjunction with the consolidated financial statements and the related notes thereto incorporated by reference herein. Any statements contained herein regarding MiniMed that are forward looking, including statements relating to anticipated operating results, growth, financial resources, capital requirements, adequacy of the Company's capital resources, trends in spending on research and development, the development of new markets, the development, regulatory approval, manufacture, distribution, and commercial acceptance of new products and new applications for MiniMed's existing product lines are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements involve risks and uncertainties which may affect the Company's business and prospects, including changes in economic and market conditions, acceptance of MiniMed's products by the health care and reimbursement communities, health care legislation and regulation, new developments in diabetes therapy, administrative and regulatory approval and related considerations, competitive developments, maintenance of strategic alliances and other factors discussed in the Company's filings with the Securities and Exchange Commission.

GENERAL

     The Company's sales and profits have been generated primarily through the sale of external pumps and related disposable products used to deliver insulin in the intensive management of diabetes. Additionally, through its acquisitions of HMS and Dartec in fiscal 1997 and Diabetes Support Systems, Inc. ("DSS") in fiscal 1998, the Company has broadened its product offerings to its customers to include other diabetes supplies and pharmacy products generally used in the treatment of this disease. The Company distributes these products nationally.

     Product development and manufacturing operations have focused on three product lines: external insulin pumps and related disposables, implantable insulin pumps and continuous glucose monitoring systems. Future development of the external pump and disposable product line will focus upon improving the existing technology for its current use in diabetes treatment and the utilization of this technology for the treatment of other medical conditions. There have been no sales of glucose monitoring systems to date; however, on February 26, 1999, the Company received a unanimous recommendation for approval of the first generation of that product from an Advisory Panel to the Food and Drug Administration ("FDA") subject to certain conditions. The Company intends to initiate sales activity for this product line after final FDA approval is received. The Company's continuous glucose monitoring system's technology has been characterized as a first of its kind, and commercialization will be subject to successful implementation of manufacturing, sales, marketing and reimbursement plans. Management anticipates that this will occur by mid-1999. On September 1, 1998, the Company sold assets and transferred technology related to its implantable pump program to Medical Research Group, LLC ("MRG"). The Company has retained exclusive distribution rights to the implantable pump product line for specific medical conditions, including diabetes. Sales of the implantable pump have been and will continue to be irregular until full regulatory approval is obtained.

RESULTS OF OPERATIONS

     The following table sets forth, for the three months ended April 2, 1999 and the three months ended April 3, 1998, the percentage relationship to net sales of certain items in the Company's consolidated statements of operations and the percentage changes in the dollar amounts of such items on a comparative basis.

                                                            PERCENTAGE OF NET SALES
                                                         ------------------------------
                                                         THREE MONTHS     THREE MONTHS     PERCENTAGE
                                                             ENDED            ENDED         INCREASE
                                                         APRIL 2, 1999    APRIL 3, 1998    (DECREASE)
                                                         -------------    -------------    ----------
Net sales..............................................      100.0%           100.0%          55.2%
Cost of sales..........................................       33.8             37.1           41.4
                                                             -----            -----           ----
Gross profit...........................................       66.2             62.9           63.3
Operating expenses
  Selling, general and administrative..................       42.8             43.2           53.6
  Research and development.............................       12.9             12.6           59.7
  Research and development contract revenue............       (3.7)            (5.7)             0
                                                             -----            -----           ----
          Total operating expenses.....................       52.0             50.1           61.2
                                                             -----            -----           ----
Operating income.......................................       14.2%            12.8%          71.3%
                                                             =====            =====           ====

     The following table sets forth domestic and international net sales and gross profits related to the Company's primary product lines for the three months ended April 2, 1999 and for the three months ended April 3, 1998.

                                             DOLLARS IN THOUSANDS                 % OF NET SALES
                                        ------------------------------    ------------------------------
                                        THREE MONTHS     THREE MONTHS     THREE MONTHS     THREE MONTHS
                                            ENDED            ENDED            ENDED            ENDED
                                        APRIL 2, 1999    APRIL 3, 1998    APRIL 2, 1999    APRIL 3, 1998
                                        -------------    -------------    -------------    -------------
DIABETES PRODUCTS:
  External pumps and related
     disposables
     Domestic.........................     $34,275          $19,336            83.8%            73.3%
     International....................       3,436            2,756             8.4             10.5
                                           -------          -------           -----            -----
          Subtotal....................      37,711           22,092            92.2             83.8
  Implantable insulin pumps...........         147              221             0.4              0.8
  Other diabetes supplies.............       1,882            1,020             4.6              3.9
                                           -------          -------           -----            -----
          Total diabetes products.....      39,740           23,333            97.2             88.5
  Pharmacy products...................       1,171            3,033             2.8             11.5
                                           -------          -------           -----            -----
          Total net Sales.............     $40,911          $26,366           100.0%           100.0%
                                           =======          =======           =====            =====
GROSS PROFITS
Diabetes products:
  External pumps and related
     disposables......................     $26,378          $15,966            64.5%            60.6%
  Implantable pumps...................        (199)            (596)           (0.5)            (2.3)
  Other diabetes supplies.............         502              491             1.2              1.9
                                           -------          -------           -----            -----
          Total diabetes products.....      26,681           15,861            65.2             60.2
  Pharmacy products...................         392              721             1.0              2.7
                                           -------          -------           -----            -----
          Total gross profits.........     $27,073          $16,582            66.2%            62.9%
                                           =======          =======           =====            =====

THREE MONTHS ENDED APRIL 2, 1999 AND APRIL 3, 1998

NET SALES

     Net sales increased 55.2% during the three months ended April 2, 1999 over the three months ended April 3, 1998 to $40,911,000 from $26,366,000. This increase is primarily the result of an increase of 70.7%, or $15,619,000 in the sales volume of external pumps and related disposables. Domestic sales of these products grew 77.3% or $14,939,000 in the first quarter of 1999 as compared to the first quarter of 1998, while international sales increased 24.7% or $680,000 during the same period. The domestic net sales growth was derived primarily from increased volume of external pumps and related disposables combined with an increase in average prices realized on external pump sales. The higher domestic external pump price resulted from an increase in the list price for the latest generation external pump during the second quarter of 1998, combined with the continued shift of sales by the Company through its direct sales organization rather than through its independent dealers, which receive discounts on these products. International sales of external pumps and related disposable products grew primarily due to greater sales volumes of external pumps, while pricing of external pumps in the international market remained consistent with the comparable quarter of 1998. Domestic and international pricing for disposable products did not change materially from the first quarter of 1998 to the first quarter of 1999.

     Sales of implantable pumps decreased 33.5% or $74,000 from the first quarter of 1998 to the first quarter of 1999, as regulatory approval for the implantable pump and special insulin utilized in the implantable system is still pending. Although the Company received certification under the applicable directives issued by the European Union (the "EU") and received the CE Mark in March 1995 for the implantable pump (permitting commercial sale throughout the EU), separate approval from the EU is required for commercial sale of the insulin. No assurance can be given as to when such approval will be received, if at all. Sales of implantable pumps to date have been generated mainly in connection with clinical trials and compassionate use of the pumps. The implantable pump and the special insulin remain subject to regulatory review and approval in the United States. No assurance can be given as to when such approvals will be received, if at all.

     Sales of other diabetes supplies increased by 84.5% or $862,000 during the 1999 first quarter compared to the 1998 first quarter. This increase resulted from overall market growth combined with the addition of sales of these products by DSS, which was acquired by the Company during the fourth quarter of 1998. Average sales prices have decreased for these products due to reimbursement trends. Pharmaceutical product sales decreased 61.4% or $1,862,000 during the 1999 first quarter compared to the 1998 first quarter. The pharmacy operation historically distributed products to treat a number of medical conditions, including diabetes, HIV/ AIDS and renal failure. The 1999 sales decrease resulted primarily from the Company's continued narrowing and restructuring of the pharmacy operations to better support MiniMed's current activities and to better position the Company for future opportunities.

OPERATING RESULTS

     Cost of Sales and Gross Profits -- Cost of sales increased 41.4% during the three months ended April 2, 1999 over the three months ended April 3, 1998 to $13,838,000 from $9,784,000. As a percentage of net sales, cost of sales in the 1999 first quarter decreased to 33.8% from 37.1% in the comparable period of 1998. Gross margins on external pumps and disposables decreased to 69.9% of such sales during the 1999 first quarter, compared to 72.3% for this product line during the 1998 first quarter. The decline in gross margins on these products is primarily the result of increased spending to identify alternate supply channels of raw material components used in the Company's external pumps and to certify vendors for MiniMed's quality criteria. The effects of this increased spending on vendor identification and certification on external pump gross margins was partially offset by an increase in average selling prices for external pumps. Disposable gross margins were consistent between the first quarter of 1998 and the first quarter of 1999. The Company has continued to purchase certain disposable products from a contract manufacturer rather than manufacturing these products through its internal manufacturing operations.

     The Company's gross profits continue to be adversely impacted by the implantable pump product line due to continued limited sales prior to full commercial release. However, implantable pump gross margins improved during the 1999 first quarter compared to the comparable period in 1998 due to the transfer of implantable pump manufacturing operations to Medical Research Group, Inc. ("MRG") on September 1, 1998. The Company expects this improvement in margins to continue in the short-term as a result of the MRG transaction; however, long-term margins may be reduced due to the transfer of the manufacturing operation to MRG, as MiniMed's role has been converted to an exclusive distributor of this product. MiniMed is required to purchase implantable pump units from MRG at negotiated prices, is obligated to purchase minimum quantities in 1999, 2000 and 2001 and must purchase minimum quantities in future periods in order to preserve its exclusivity. Future minimum purchase commitments for implantable pump units based upon current prices are:

1999............................................  $ 3,980,000
2000............................................    7,604,000
2001............................................    8,935,000
                                                  -----------
Total...........................................  $20,519,000
                                                  ===========

     Gross margins for other diabetes supplies decreased to 26.7% of such sales during the first quarter of 1999 compared to 48.1% of such sales during the comparable period in 1998. This decrease was due to the continued effects of lower average sales prices due to reimbursement trends. Gross profits on pharmaceutical products decreased 45.6% to $392,000 during the first quarter of 1999, compared to $721,000 during the first quarter of 1998. This decrease was primarily due to the continued restructuring of the pharmacy operations as described above. Gross margins on pharmaceutical products, however, as a percentage of such sales, increased to 33.5% during the first quarter of 1999 compared to 23.8% during the first quarter of 1998.

     Operating Expenses -- Selling, general and administrative expenses increased 53.6% during the three months ended April 2, 1999 over the three months ended April 3, 1998 to $17,499,000 from $11,391,000. As a percentage of net sales, these expenses decreased to 42.8% during the 1999 first quarter from 43.2% during the 1998 first quarter. Selling and marketing expenses increased primarily due to increased sales volumes, which led to increased sales commissions and other variable field sales costs. Also, the Company continued to increase expenditures to expand its overall international presence, particularly in Germany. General and administrative expenses also rose during the three months ended April 2, 1999 over the three months ended April 3, 1998 due to costs associated with staff increases necessary to support the Company's increased business activities.

     Research and development expenses grew 59.7% during the three months ended April 2, 1999 over the three months ended April 3, 1998 to $5,296,000 from $3,317,000. As a percentage of sales, research and development expenses increased to 12.9% during the three months ended April 2, 1999 from 12.6% during the comparable period in 1998. The 1999 first quarter increase in research and development costs resulted from greater resources directed to the development of continuous glucose monitoring systems, start-up manufacturing operations of the continuous glucose monitoring systems, development of future generation external insulin pumps and related disposable products and data communication capabilities for external pumps and continuous glucose monitoring systems. The Company anticipates that research and development expenditures for future periods will continue to increase as more of its new technological innovations approach commercialization.

     During the 1998 first quarter, the Company signed a research and development contract with American Medical Instruments, Inc. ("AMI"), a member of The Marmon Group of Companies. Under terms of the agreement, and subject to the achievement of quarterly performance milestones, the Company can receive up to $12.0 million in funding, payable in quarterly installments of $1.5 million, for two research and development projects. Subject to payment of royalties to AMI, the Company will have the right to sell products utilizing the technology developed pursuant to the agreement on a world-wide basis, with the exception of Japan. The Company also has the right to purchase the technologies developed at prices ranging from an aggregate of $13.5 million to $19.0 million during certain periods through April 30, 2002. During each of the first quarter 1998 and 1999, the Company recorded $1.5 million from this research and development contract as a reduction of operating expenses, as costs related to completion of the contractual obligations will be included in research and development expense.

     Other -- During the three months ended April 2, 1999 and the three months ended April 3, 1998, other income consisted primarily of interest income generated from the Company's cash, cash equivalents, and short-term investment balances.

     The Company's effective tax rate during the three months ended April 2, 1999 and April 3, 1998 has been computed giving consideration to the pretax earnings and losses applicable to the Company's foreign and domestic tax jurisdictions. Inflation has not significantly impacted the Company's results of operations for the past two years.

LIQUIDITY AND CAPITAL RESOURCES

     The Company used cash in operations of $1,349,000 and $3,199,000 during the three months ended April 2, 1999 and the three months ended April 3, 1998, respectively. Cash flow from operations improved during the first quarter of 1999 compared to the first quarter of 1998 primarily due to a reduction in cash expenditures on various accounts payable and accrued expenses. During the first quarter of 1998, the Company used cash to retire approximately $3,356,000 in current liabilities related to the HMS acquisition. The improvement in operating cash flow in the first quarter of 1999 was partially offset by increases in inventory and accounts receivable balances during such period. The Company has begun to increase finished goods inventory levels to support the historically higher sales volumes experienced in the third and fourth quarters. Additionally, the Company experienced a significant increase in accounts receivable caused primarily by the Company's continuing shift to selling direct to patients through its in-house sales organization rather than through independent dealers. This sales shift has led to a significant increase in accounts receivable balances due from third party payors, which are generally realized over a longer payment cycle.

     The increase in capital expenditures in the first quarter of 1999 to $4,724,000 compared to $3,393,000 spent during the comparable period in 1998, resulted primarily from building glucose sensor manufacturing capacity, as well as other building improvements to service growth, manufacturing expansion, research and development engineering equipment, information systems requirements and some initial outlays for the new corporate headquarters. The Company anticipates that future capital expenditures will continue to increase to support the Company's new product activities and to build the infrastructure necessary to accommodate the Company's anticipated growth. During the first quarter of 1998, the Company used approximately $2.5 million of cash to complete its acquisition of Dartec A.B., a Scandinavian distributor. The Company also used cash of approximately $2.8 million and $278,000 to retire some existing debt related to the HMS operations during the first quarter of 1998 and the first quarter of 1999, respectively.

     The Company is finalizing a financing transaction pursuant to which it will construct a corporate headquarters, research and development and manufacturing facility on the campus of California State University, Northridge, the first phase of which will be financed with a $65.0 million credit transaction. The Company expects the transaction to be structured as a synthetic lease financing for this facility and, in a related transaction, is obtaining a revolving line of credit to borrow up to $15 million. In connection with these financing transactions, the Company will pledge substantially all of its assets as collateral security, and to be subject to various affirmative and negative covenants regarding the conduct of its business. These arrangements could adversely affect the Company's ability to obtain additional capital or acquire additional capital resources. The synthetic lease will have a term of five years, with two one-year renewal options. The underlying ground lease has a term of 40 years with renewal options for up to an additional 40 years. Under these arrangements, the Company will be committed to annual payments ranging from $4.5 million to $5.0 million commencing sometime during the second half of 2000. Additionally, the Company is committed to payments of $400,000 during 1999 and to average annual payments in future periods of approximately $450,000, plus periodic cost of living adjustments, per the terms of the ground lease for the Northridge property. These lease payments will be recorded as rent expense in future periods.

     Management expects that the current level of cash and cash equivalents will be sufficient to meet its needs for working capital and capital expenditures for at least one year. However, the requirements for additional capital and working capital are subject to change and will depend upon numerous factors, including the level of capital expenditures, research and development activities and results, competitive and technologi-cal developments, health care reimbursement trends, and the availability for acquisition by the Company of complementary additional distribution channels, products, and technologies, and the development of the next phase of the Company's facilities.

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

     The Company has completed its evaluation of all of its current product offerings. Such evaluation has shown that Y2K will not pose operating problems for such products. In the first quarter of 1999 the Company completed the process of creating a master inventory of all equipment and software vulnerable to Y2K and is identifying the equipment and software attendant to critical business processes. Once this process is complete, the Company will be in a position to implement remediation programs to address potential problems that are identified. The Company has also begun to remediate certain non-compliant systems including certain manufacturing systems, information technology systems, communication systems, security systems and personal computers. The Company currently believes that it will be able to modify, replace, or mitigate its affected systems in time to avoid any material impact on its operations.

     The Company has initiated formal communication with its vendors to assess their compliance with Y2K. Questionnaires have been developed and distributed to vendors. Such questionnaires, when returned by a vendor, have been evaluated to assess the Y2K risk presented by such vendor. On site evaluations at the most critical vendors' sites of operations are currently being conducted. The Company suspects that its greatest Y2K risk will be vendor compliance. The Company relies on its vendors to supply it with critical components necessary for the manufacture of its products. A program to assess the Y2K compliance of insurance companies, management service organizations, and other third party payors is also being implemented. Once both the internal and external reviews described above are completed, the Company will be able to design a contingency plan to address its areas of greatest exposure.

     The Company's most reasonably likely worst case scenario in the event of a failure to correct a material Y2K problem could be an interruption in, or failure of certain normal business activities. Such failures or interruptions could materially impact the Company's results of operations, liquidity and financial position. Due to the general uncertainty inherent in the Y2K problem, resulting primarily from the uncertainty of the Y2K readiness of the Company's vendors, suppliers and third party payors, the Company is unable to determine at this time whether the consequences of Y2K failures will have a material adverse impact on the Company. The Plan, implemented by the Committee, is expected to significantly reduce both the Company's level of uncertainty about the Y2K problem and the possibility of significant interruptions to normal operations.

     Management currently believes that the cost of Y2K assessment and remediation will not be material. The Company estimates that the implementation of the Plan and remediation activities related to the

Company's internal systems and equipment will cost approximately $1,000,000. Management currently believes that the Company has adequate working capital to fund these activities.

     Readers are cautioned that forward looking statements contained in this Year 2000 Compliance section should be read in conjunction with the Company's cautionary language relating to forward-looking statements at the beginning of
Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this quarterly report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Not Applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company has a Stockholder Rights Plan (the "Rights Plan") which is intended to have the effect of discouraging attempts to obtain control of the Company. Under the Rights Plan, the Company's stockholders have the right to purchase a substantial number of additional shares of Common Stock at a price equal to one-half of the then market price after a person or entity acquires beneficial ownership of 15% or more of the voting stock of the Company (subject to certain exceptions) and the acquisition has been publicly announced. The person or entity acquiring 15% or more of the voting of the stock of the Company is not entitled to exercise any such rights. As a result, the exercise of the Rights (as defined in the Rights Plan) would have a substantial dilutive effect on the voting power and equity investment of that person or entity.

     If, after a person or entity acquires 15% or more of the voting stock of the Company, the acquisition has been publicly announced and thereafter:

    (a) the Company merges or consolidates with another entity and the Company is not the surviving corporation or

    (b) the Company merges or consolidates with another entity and is the surviving corporation but the Common Stock of the Company is converted into or exchanged for stock or assets of another person or entity or

    (c) 50% or more of the Company's assets or earning power is sold or transferred,

then the Rights become exercisable to purchase shares of the common stock of the surviving corporation or acquirer at half of its then market price. Until they become exercisable the Rights are not evidenced by any separate security and trade with the Common Stock. Until the rights become exercisable to purchase Common Stock, the Rights are redeemable at the option of the Board of Directors for nominal consideration and the Board has the right to amend, supplement or terminate the Rights Plan.

     On May 1, 1999, the Company amended its Rights Plan to (a) eliminate those provisions that require that certain actions may only be taken by 'Independent Directors' (as defined in the Rights Plan) and (b) to change the exercise price of a Right (as defined in the Rights Plan) from $65.00 to $250.00. Under the Rights Plan prior to this amendment, a majority (but not less than three) 'Independent Directors' had the power to take certain actions after the Rights have become exercisable, including the power to redeem the Rights and to amend and supplement the Rights Plan in certain respects. 'Independent Directors' were directors who became directors prior to the time a person or entity acquired beneficial ownership of 15% or more of the outstanding shares of voting stock of the Company (subject to certain exceptions) or were recommended to become a director by such directors and who were not such a 15% stockholder or affiliated with such a 15% stockholder. In 1998 the Delaware Court of Chancery decided a case holding that such provisions, which can have the effect of excluding some or all duly elected directors from voting on the action to be taken, are invalid. The amendment to the Rights Plan is intended to bring the Rights Plan into conformance with the court decision. The effect of the amendment is to make it possible for directors who are elected after a person or entity acquires beneficial ownership of 15% or more of the outstanding shares of Common Stock (and who are not recommended by the directors in office before that acquisition of shares) to redeem the Rights and to amend or supplement the Rights Plan. This makes it easier for such a 15% stockholder to reduce or eliminate the protection that the Rights Plan was intended to provide.

     At the 1999 Annual Meeting of Stockholders to be held on May 20, 1999 the stockholders of the Company will consider amendments to the Company's Certificate of Incorporation and ByLaws to establish three classes of directors with each class being elected every three years (after a phase-in period) to staggered three year terms. With such a classified board, replacement of a majority of the directors would normally take at least two annual meetings. This provides some measure of protection against the possibility that the Rights Plan could be circumvented by newly elected directors redeeming the Rights or amending or supplementing the Rights Plan that was lost by the elimination of the Independent Director concept.

     The amendment of the Rights Plan to increase the exercise price of the Rights is intended to take into account changes in the prices at which the Company's Common Stock have been trading since the Rights Plan was adopted in 1995. Under the Rights Plan each stockholder receives one Right for each share of Common Stock held by him or her. The number of shares that can be purchased upon exercise of each Right when it becomes exercisable to purchase Common Stock is equal to the exercise price divided by one-half of the then current market price of the Common Stock. Thus the relationship between the exercise price and the market price of the Common Stock determines the number of shares which can be purchased upon exercise of the Rights.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

    EXHIBIT
    NUMBER                              EXHIBIT
    -------                             -------
     10.1     Change of Control Agreement dated March 1, 1999 between
              MiniMed Inc. and Alfred E. Mann.
     10.2     Change of Control Agreement dated March 1, 1999 between
              MiniMed Inc. and Terrance H. Gregg.
     10.3     Change of Control Agreement dated March 1, 1999 between
              MiniMed Inc. and Eric S. Kentor.
     10.4     Change of Control Agreement dated March 1, 1999 between
              MiniMed Inc. and David Morley.
     10.5     Change of Control Agreement dated March 1, 1999 between
              MiniMed Inc. and Kevin R. Sayer.
     27.1     Financial data schedule

(b) REPORTS ON FORM 8-K

     None.

                                   SIGNATURE

     Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MiniMed Inc.

Date: May 17, 1999                                /s/ KEVIN R. SAYER
                                          --------------------------------------
                                          Kevin R. Sayer
                                          Senior Vice President, Finance &
                                          Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.1     Change of Control Agreement dated March 1, 1999 between
          MiniMed Inc. and Alfred E. Mann.
 10.2     Change of Control Agreement dated March 1, 1999 between
          MiniMed Inc. and Terrance H. Gregg.
 10.3     Change of Control Agreement dated March 1, 1999 between
          MiniMed Inc. and Eric S. Kentor.
 10.4     Change of Control Agreement dated March 1, 1999 between
          MiniMed Inc. and David Morley.
 10.5     Change of Control Agreement dated March 1, 1999 between
          MiniMed Inc. and Kevin R. Sayer.
 27.1     Financial data schedule