Form 10-Q
period 1999-07-02
MINIMED INC
filed 1999-08-16
CIK 945801

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

                   For the quarterly period ended July 2, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to
                                            ----------    ----------

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:



                    TITLE OF EACH CLASS                 OUTSTANDING AT AUGUST 12, 1999
              ----------------------------              ------------------------------
              Common Stock, $.01 par value                         30,917,189




================================================================================

                                      INDEX

                                  MINIMED INC.


                                                                                                      PAGE
                                                                                                     NUMBER
                                                                                                     ------
PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements (Unaudited)                                                      3

                 Consolidated Balance Sheets (Unaudited) - January 1, 1999 and July 2, 1999            3


                 Consolidated Statements of Income (Unaudited) -- Three months and
                 six months ended July 3, 1998 and July 2, 1999                                        4

                 Consolidated Statements of Cash Flows (Unaudited) - Six months
                 ended July 3, 1998 and July 2, 1999                                                   5

                 Notes to Consolidated Financial Statements (Unaudited)                                6

Item 2.          Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                                 10

Item 3.          Quantitative and Qualitative Disclosures About Market Risk                            18

PART II.         OTHER INFORMATION                                                                     18

Item 1.          Legal Proceedings                                                                     18

Item 2.          Changes in Securities and Use of Proceeds                                             18

Item 3.          Defaults Upon Senior Securities                                                       18

Item 4.          Submission of Matters to a Vote of Security Holders                                   18

Item 5.          Other Information                                                                     18

Item 6.          Exhibits and Reports on Form 8-K                                                      19

SIGNATURE                                                                                              21

INDEX TO EXHIBITS                                                                                      22

                          PART I. FINANCIAL INFORMATION

               ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

                                  MINIMED INC.
                           CONSOLIDATED BALANCE SHEETS
                        JANUARY 1, 1999 AND JULY 2, 1999

                                     ASSETS



                                                                                       1998              1999
                                                                                   ------------     ------------
                                                                                                     (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents ..................................................     $ 27,303,000     $165,937,000
  Short-term investments .....................................................       13,476,000        9,465,000
  Accounts receivable, net of allowance for doubtful accounts of
   $8,844,000 and $9,489,000 at January 1, 1999 and July 2, 1999, respectively       38,788,000       45,710,000
  Inventories ................................................................       16,860,000       19,062,000
  Deferred income taxes ......................................................        6,404,000        6,760,000
  Income taxes receivable ....................................................                         8,017,000
  Prepaid expenses and other current assets ..................................        3,835,000        5,898,000
                                                                                   ------------     ------------
              Total current assets ...........................................      106,666,000      260,849,000

LONG-TERM INVESTMENTS ........................................................        4,826,000        5,924,000
NOTE RECEIVABLE FROM AFFILIATE ...............................................        3,600,000        3,600,000
OTHER ASSETS .................................................................       11,522,000       11,225,000
LAND, BUILDINGS, PROPERTY AND EQUIPMENT - Net ................................       31,038,000       37,520,000
                                                                                   ------------     ------------
TOTAL ........................................................................     $157,652,000     $319,118,000
                                                                                   ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of notes payable ...........................................        1,101,000          882,000
  Accounts payable ...........................................................        5,447,000        5,078,000
  Accrued salaries and related benefits ......................................        5,231,000        4,788,000
  Accrued sales commissions ..................................................        2,260,000          773,000
  Accrued warranties .........................................................        2,828,000        2,982,000
  Income taxes payable .......................................................        1,155,000           63,000
  Other accrued expenses .....................................................        3,873,000        3,005,000
                                                                                   ------------     ------------
             Total current liabilities .......................................       21,895,000       17,571,000
                                                                                   ------------     ------------
Deferred income taxes ........................................................          865,000        1,282,000
Notes payable ................................................................        1,059,000        1,000,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, par value $.01; 40,000,000 shares authorized; 28,095,274 and
    30,782,005 shares issued and outstanding as of January 1, 1999
    and July 2, 1999, respectively ...........................................          286,000          320,000
   Additional capital ........................................................      111,683,000      267,861,000
   Accumulated other comprehensive income ....................................          738,000        1,303,000
   Retained earnings .........................................................       21,126,000       29,781,000
                                                                                   ------------     ------------
              Total stockholders' equity .....................................      133,833,000      299,265,000
                                                                                   ------------     ------------
TOTAL ........................................................................     $157,652,000     $319,118,000
                                                                                   ============     ============


                 See notes to consolidated financial statements

                                  MINIMED INC.
                       CONSOLIDATED STATEMENTS OF INCOME



                                                         THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                  --------------------------------        --------------------------------
                                                     July 3,             July 2,             July 3,             July 2,
                                                      1998                1999                1998                1999
                                                  ------------        ------------        ------------        ------------
                                                                               (Unaudited)
NET SALES .................................       $ 31,715,000        $ 49,083,000        $ 58,081,000        $ 89,994,000
COST OF SALES .............................         13,656,000          16,280,000          23,440,000          30,118,000
                                                  ------------        ------------        ------------        ------------
GROSS PROFIT ..............................         18,059,000          32,803,000          34,641,000          59,876,000
OPERATING EXPENSES:
  Selling, general and administrative .....         11,930,000          20,167,000          23,320,000          37,535,000
  Research and development ................          3,737,000           6,572,000           7,054,000          11,868,000
  Research and development contract .......         (1,500,000)         (1,500,000)         (3,000,000)         (3,000,000)
                                                  ------------        ------------        ------------        ------------
            Total operating expenses ......         14,167,000          25,239,000          27,374,000          46,403,000
                                                  ------------        ------------        ------------        ------------
OPERATING INCOME ..........................          3,892,000           7,564,000           7,267,000          13,473,000
OTHER INCOME, Including interest income ...            436,000             573,000             727,000             737,000
                                                  ------------        ------------        ------------        ------------
INCOME  BEFORE INCOME TAXES ...............          4,328,000           8,137,000           7,994,000          14,210,000
PROVISION FOR INCOME TAXES ................          1,581,000           3,264,000           2,941,000           5,555,000
                                                  ------------        ------------        ------------        ------------
NET INCOME ................................       $  2,747,000        $  4,873,000        $  5,053,000        $  8,655,000
                                                  ============        ============        ============        ============
BASIC EARNINGS PER SHARE ..................       $       0.10        $       0.17        $       0.19        $       0.31
                                                  ============        ============        ============        ============
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING .         26,626,000          28,455,000          26,594,000          28,301,000
                                                  ============        ============        ============        ============
DILUTED EARNINGS PER SHARE ................       $       0.10        $       0.16        $       0.18        $       0.29
                                                  ============        ============        ============        ============
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING         28,106,000          30,302,000          27,980,000          30,163,000
                                                  ============        ============        ============        ============


                 See notes to consolidated financial statements

                                  MINIMED INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         SIX MONTHS ENDED JULY 3, 1998 AND SIX MONTHS ENDED JULY 2, 1999




                                                                       1998                   1999
                                                                   -------------          -------------
                                                                               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...............................................         $   5,053,000          $   8,655,000
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
  Depreciation ...........................................             1,604,000              3,210,000
  Directors' fees paid in common stock ...................                    --                 57,000
  Deferred income taxes ..................................              (625,000)              (357,000)
  Tax benefit from exercise of non-qualified stock options             1,150,000             11,993,000
  Changes in operating assets and liabilities:
    Accounts receivable, net .............................            (1,007,000)            (6,922,000)
    Inventories ..........................................            (2,752,000)            (2,202,000)
    Prepaid expenses and other current assets ............            (2,314,000)            (2,063,000)
    Other assets .........................................               (56,000)                48,000
    Accounts payable .....................................            (2,510,000)              (369,000)
    Income taxes receivable/payable ......................             1,165,000             (9,109,000)
    Other accrued expenses ...............................            (3,617,000)            (2,644,000)
                                                                   -------------          -------------
    Net cash provided by (used in) operating activities ..            (3,909,000)               297,000
                                                                   -------------          -------------
CASH FLOWS FROM INVESTING ACTIVITIES -
    Short-term investments ...............................             9,245,000              4,011,000
    Long-term investments ................................            (1,140,000)                    --
    Acquisition of Dartec A.B ............................            (2,580,000)                    --
    Purchase of land, buildings, property and equipment ..            (8,530,000)            (9,364,000)
                                                                   -------------          -------------
    Net cash used in investing activities ................            (3,005,000)            (5,353,000)
                                                                   -------------          -------------

CASH FLOWS FROM FINANCING ACTIVITIES -
    Repayment of notes payable ...........................            (2,905,000)              (278,000)
    Proceeds from public offering, net of expenses .......                    --            140,588,000
    Proceeds from stock option exercises .................               412,000              2,671,000
    Proceeds from issuance of common stock under employee
       stock purchase plan ...............................               467,000                825,000
                                                                   -------------          -------------
      Net cash provided by (used in) financing activities             (2,026,000)           143,806,000
                                                                   -------------          -------------

    Effect of cumulative foreign currency translation
      adjustment on cash and equivalents .................                 2,000               (116,000)

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS ...........................................            (8,938,000)           138,634,000
CASH AND CASH EQUIVALENTS, BEGINNING OF
   PERIOD ................................................            22,282,000             27,303,000
                                                                   -------------          -------------
CASH AND CASH EQUIVALENTS, END OF
   PERIOD ................................................         $  13,344,000          $ 165,937,000
                                                                   =============          =============
  SUPPLEMENTAL CASH FLOW INFORMATION
    Cash paid during the period for:
    Interest .............................................         $      38,000          $       2,000
    Income taxes .........................................         $   3,159,000          $   3,621,000


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITY - The Company recorded an unrealized holding gain of $681,000 during the six months ended July 2, 1999 and an unrealized holding loss of $1,162,000 during the six months ended July 3, 1998, net of estimated deferred income taxes on marketable securities classified as long-term investments available for sale.


                 See notes to consolidated financial statements

                                  MINIMED INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         SIX MONTHS ENDED JULY 3, 1998 AND SIX MONTHS ENDED JULY 2, 1999



         The fiscal years referenced herein are as follows:

            FISCAL YEAR                          YEAR ENDED
            -----------                          ----------
               1999                           December 31, 1999
               1998                           January 1, 1999


NOTE 1. BASIS OF PRESENTATION

         The accompanying unaudited financial statements of MiniMed Inc. ("MiniMed" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements included in the Annual Report of MiniMed Inc. filed on Form 10-K with the Securities and Exchange Commission for the year ended January 1, 1999. The results of operations for the six months ended July 2, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999.

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

NOTE 3. WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES
        OUTSTANDING

         In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), basic earnings per share for the three and six months ended July 3, 1998 and July 2, 1999, were computed by dividing net income by weighted average common shares outstanding during the periods presented. Diluted earnings per share for the periods presented were computed by dividing net income by weighted average common and common equivalent shares outstanding, computed in accordance with the treasury stock method. The computation of basic and diluted EPS is as follows:


                                            THREE MONTHS ENDED              SIX MONTHS ENDED
                                         --------------------------    --------------------------
                                            JULY 3,        JULY 2,        JULY 3,        JULY 2,
                                             1998           1999           1998           1999
                                         -----------    -----------    -----------    -----------
                                                               (Unaudited)
BASIC EPS COMPUTATION
Numerator:
Net income applicable to common stock    $ 2,747,000    $ 4,873,000    $ 5,053,000    $ 8,655,000
                                         -----------    -----------    -----------    -----------
Denominator:
Weighted average common
 shares outstanding .................     26,626,000     28,455,000     26,594,000     28,301,000
                                         -----------    -----------    -----------    -----------
Basic earnings per share ............    $      0.10    $      0.17    $      0.19    $      0.31
                                         ===========    ===========    ===========    ===========

DILUTED EPS COMPUTATION
Numerator:
Net income applicable to common stock    $ 2,747,000    $ 4,873,000    $ 5,053,000    $ 8,655,000
                                         -----------    -----------    -----------    -----------
Denominator:
Weighted average common
 shares outstanding .................     26,626,000     28,455,000     26,594,000     28,301,000
Effect of dilutive securities
     Stock options ..................      1,480,000      1,847,000      1,386,000      1,862,000
                                         -----------    -----------    -----------    -----------
Diluted weighted average
shares outstanding ..................     28,106,000     30,302,000     27,980,000     30,163,000
                                         -----------    -----------    -----------    -----------
Diluted earnings per share ..........    $      0.10    $      0.16    $      0.18    $      0.29
                                         ===========    ===========    ===========    ===========

                                  MINIMED INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         SIX MONTHS ENDED JULY 3, 1998 AND SIX MONTHS ENDED JULY 2, 1999



NOTE 4. CONSOLIDATED BALANCE SHEET COMPONENTS

Certain balance sheet components are as follows:


                                           JANUARY 1,              JULY 2,
                                             1999                   1999
                                          ------------          ------------
                                                                (Unaudited)
  Inventories:
    Raw materials ...............         $  7,064,000          $  7,252,000
    Work-in-progress ............            3,040,000             1,760,000
    Finished goods ..............            6,756,000            10,050,000
    Total .......................         ------------          ------------
                                          $ 16,860,000          $ 19,062,000
                                          ============          ============

  Property, plant and equipment:
    Land, buildings and
      improvements ..............         $ 13,244,000          $ 13,583,000
    Machinery and equipment .....           17,332,000            20,280,000
    Tooling and molds ...........            2,352,000             2,574,000
    Computer software ...........            1,989,000             5,497,000
    Furniture and fixtures ......            5,301,000             7,630,000
                                          ------------          ------------
                                            40,218,000            49,564,000
    Less accumulated depreciation           (9,180,000)          (12,044,000)
                                          ------------          ------------
    Total .......................         $ 31,038,000          $ 37,520,000
                                          ============          ============

  Other assets:
    Technology license ..........         $    145,000          $    120,000
    Goodwill in connection with
       Dartec acquisition .......            2,670,000             2,591,000
    Goodwill in connection with
       DSS acquisition ..........            8,444,000             8,273,000
    Other..........................            263,000               241,000
                                          ------------          ------------
    Total..........................       $ 11,522,000          $ 11,225,000
                                          ============          ============

                                  MINIMED INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         SIX MONTHS ENDED JULY 3, 1998 AND SIX MONTHS ENDED JULY 2, 1999



NOTE 5. COMPREHENSIVE INCOME

         The Company's total comprehensive income is as follows:



                                                  THREE MONTHS ENDED              SIX MONTHS ENDED
                                             ---------------------------     ---------------------------
                                                JULY 3,         JULY 2,        JULY 3,          JULY 2,
                                                 1998            1999           1998             1999
                                             -----------     -----------     -----------     -----------
                                                                    (Unaudited)
Net income ..............................    $ 2,747,000     $ 4,873,000     $ 5,053,000     $ 8,655,000
Other comprehensive income (loss):
   Foreign currency translation
      adjustments .......................       (145,000)        (62,000)          2,000        (116,000)
   Unrealized gain (loss) on securities .       (265,000)        784,000      (1,873,000)      1,098,000
                                             -----------     -----------     -----------     -----------
   Other comprehensive income (loss),
      before tax ........................       (410,000)        722,000      (1,871,000)        982,000
   Income tax expense related to items of
      other comprehensive income ........       (100,000)        298,000        (711,000)        417,000
                                             -----------     -----------     -----------     -----------
   Other comprehensive income (loss) ....       (310,000)        424,000      (1,160,000)        565,000
                                             -----------     -----------     -----------     -----------
Total comprehensive income ..............    $ 2,437,000     $ 5,297,000     $ 3,893,000     $ 9,220,000
                                             ===========     ===========     ===========     ===========


NOTE 6. CONTINGENCIES

         On September 11, 1996, we filed an action against Fimed, Inc. in Los Angeles County Superior Court seeking declaratory relief and rescission of a distributorship agreement giving Fimed an exclusive right to distribute our external pumps using third-party consumer financing. We alleged that Fimed fraudulently induced us to enter into the agreement and failed to disclose material facts. Fimed answered our complaint generally denying the allegations, but also asserted counterclaims against us alleging breach of contract, promissory fraud, unfair competition, intentional interference with prospective economic advantage, defamation, libel and slander, and abuse of process and seeking compensatory damages of $400.0 million, plus punitive damages. No significant amount of our products has ever been sold using third-party consumer financing, and Fimed never made any sales under the agreement. We notified Fimed that we were seeking rescission of the agreement less than six months after it was signed and before Fimed began marketing our products.

         We believe we have meritorious defenses to the counterclaim asserted by Fimed. We intend to prosecute our claim against Fimed and defend against the counterclaim vigorously. Fact discovery in the litigation has been completed. In February 1999, a hearing was held before a retired Judge who was appointed by the court to act as an independent expert pursuant to California law to evaluate the amount of damages, if any, sustained by Fimed. The Judge issued his opinion on May 16, 1999. In that opinion he determined that, even if Fimed is able to prove that we are liable for the actions it alleges, any recovery by Fimed should be limited to its out-of-pocket expenses and the gross profit we earned for our consumer finance sales for the period of April 17, 1996 through June 30, 1997. We have not definitively calculated those amounts, but believe the amounts will be immaterial. The Judge specifically stated that he did not believe Fimed had shown the existence of lost profits damages from its proposed business with the requisite certainty required under California law. Trial in this matter is set for September 7, 1999. Although the findings of the independent expert are not binding on the court they will be admissable as evidence in the trial

         In October 1998, we filed a complaint against Robert Kusher and Craig Lowy, the former owners of HMS, in the United States District Court for the Southern District of Florida, Ft. Lauderdale Division. The complaint alleges that Mr. Kusher and Mr. Lowy engaged in fraudulent misrepresentation, negligent misrepresentation and breach of contract relating to the sale of HMS to us and specific billing practices carried on prior to the sale. We are seeking several remedies including declaratory relief as to our rights under the acquisition and/or indemnification for any liability arising out of these billing practices. The allegations regarding billing practice could give rise to claims against us by the State of Florida.

         On February 9, 1999, we were served with a complaint filed in the Civil District Court For the Parish of Orleans, State of Louisiana, by Diabetes Resources, Inc., which is also known as Insulin Infusion Specialties, and which we will refer to as IIS. IIS entered into an Educational Dealer Agreement with us in July, 1997, relating to the distribution of some of our products by IIS. We declined to renew that agreement, pursuant to its terms as of December 31, 1998. IIS is alleging that we are engaged in unfair competition, breached the agreement, violated applicable trade secret laws and defamed IIS. IIS did not specify the amount of damages it is seeking in its complaint. We believe that we have meritorious defenses to IIS's claims. We removed the action to Federal Court, and filed an answer denying the material allegations, and filed a counterclaim seeking damages for unfair trade practices. We will shortly be filing an amended counterclaim seeking damages based on IIS's failure to pay amounts due and owing. Trial in the matter has been set for January 24, 2000. Discovery in this litigation is in its preliminary stages.

         During the normal course of business, the Company may be subject to litigation involving various business matters. Management believes that an adverse outcome of any such known matters would not have a material adverse impact on the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this quarterly report. Some of the information in this quarterly report contains forward-looking statements, including statements relating to anticipated operating results, margins, growth, financial resources, capital requirements, adequacy of the Company's capital resources, trends in spending on research and development, the development of new markets, the development, regulatory approval, manufacture, distribution, and commercial acceptance of new products, the exercise of an option to purchase certain technologies or paid-up licenses and new applications for our existing product lines are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements involve risks and uncertainties which may affect our business and prospects, including changes in economic and market conditions, acceptance of our products by the health care and reimbursement communities, health care legislation and regulation, new developments in diabetes therapy, administrative and regulatory approval and related considerations, competitive developments, maintenance of strategic alliances and other factors discussed in our filings with the Securities and Exchange Commission.

GENERAL

         Our sales and profits have been generated primarily through the sale of external pumps and related disposable products used to deliver insulin in the intensive management of diabetes. Additionally, through our acquisitions of Home Medical Supply, Inc., which we call HMS, Dartec AB, a Swedish distributor which we call Dartec, and Diabetes Support Systems, Inc., which we call DSS, we also have broadened our product offerings to include other diabetes supplies and pharmacy products generally used in the treatment of this disease. We distribute these products nationally.

         Product development and manufacturing operations have focused on three product lines: external insulin pumps and related disposables, implantable insulin pumps and continuous glucose monitoring systems. Future development of the external pump and disposable product line will focus upon improving the existing technology for its current use in diabetes treatment and the utilization of this technology for the treatment of other medical conditions. On June 15, 1999, we received FDA approval of the first generation of our continuous glucose monitoring system. We intend to initiate sales activity for this product line shortly, and commercialization will be subject to successful implementation of manufacturing, sales, marketing and reimbursement plans. Sales of the implantable pump product line have been and will continue to be limited until full regulatory approval is obtained.

         During 1999 we entered into two strategic relationships which will affect future product development efforts. In February 1999, we entered into an agreement with Eli Lilly and Company giving us a worldwide exclusive license to package and sell a new formulation of Lilly's insulin lyspro for use with our programmable insulin infusion pumps. In June 1999, we entered into agreements with a division of Elan Corporation, PLC to manufacture and market exclusively under our name a disposable, constant-flow infusion system developed by Elan to deliver insulin. We will also manufacture this infusion system for Elan and its other licensees for use with a variety of other pharmaceutical compounds. Products related to these agreements are subject to regulatory approval.

RESULTS OF OPERATIONS

         The following table sets forth, for the three and six month periods ended July 2, 1999, and July 3, 1998, the percentage relationship to net sales of some items in our consolidated statements of income and the percentage change in the dollar amount of these items on a comparative basis.


                                                                       PERCENTAGE OF NET SALES
                                          ------------------------------------------------------------------------------------
                                                   THREE MONTHS ENDED                            SIX MONTHS ENDED
                                          ---------------------------------------       --------------------------------------
                                          JULY 2,        JULY 3,      % INCREASE        JULY 2,       JULY 3,      % INCREASE
                                           1999           1998         (DECREASE)        1999          1998         (DECREASE)
                                          -------        -------      -----------       -------       -------      -----------
                                                                               (Unaudited)
Net sales                                  100.0%         100.0%          54.8%         100.0%         100.0%          54.9%
Cost of sales                               33.2           43.1           19.2           33.5           40.4           28.5
                                           -----          -----           ----          -----          -----           ----
Gross profit                                66.8           56.9           81.6           66.5           59.6           72.8
Operating expenses:
       Selling, general and
       administrative                       41.1           37.6           69.0           41.7           40.2           61.0
       Research and development             13.4           11.8           75.9           13.2           12.1           68.2
       Research and development contract    (3.1)          (4.7)            --           (3.3)          (5.2)            --
                                           -----          -----           ----          -----          -----           ----
           Total operating expenses         51.4           44.7           78.2           51.6           47.1           69.5
                                           -----          -----           ----          -----          -----           ----
Operating income                            15.4%          12.2%          94.3%          14.9%          12.5%          85.4%
                                           =====          =====           ====          =====          =====           ====


         The following table sets forth domestic and international net sales and gross profits for our significant business activities for the three and six month periods ended July 2, 1999 and July 3, 1998.


                                               DOLLARS IN THOUSANDS                                 % OF NET SALES
                                  -----------------------------------------------       -----------------------------------------
                                    THREE MONTHS ENDED         SIX MONTHS ENDED         THREE MONTHS ENDED     SIX MONTHS ENDED
                                  ---------------------     ---------------------       ------------------    -------------------
                                  JULY 2,       JULY 3,     JULY 2,       JULY 3,       JULY 2,    JULY 3,    JULY 2,     JULY 3,
                                    1999          1998        1999         1998          1999        1998      1999       1998
                                  -------       -------     -------       -------       -------    -------    -------     -------
                                                                              (Unaudited)
NET SALES:
Diabetes products:
  External pumps and
     related disposables
    Domestic                      $ 41,424     $ 24,991     $ 75,700     $ 44,327        84.4%      78.8%      84.1%      76.3%
    International                    3,842        2,793        7,544        5,442         7.8        8.8        8.4        9.4
                                  --------     --------     --------     --------        ----       ----       ----       ----
      Subtotal                      45,266       27,784       83,244       49,769        92.2       87.6       92.5       85.7
  Implantable insulin pumps            404          108          550          339         0.8        0.3        0.6        0.6
  Other diabetes supplies            2,279        1,367        3,895        2,484         4.7        4.3        4.3        4.3
                                  --------     --------     --------     --------        ----       ----       ----       ----
Total diabetes products             47,949       29,259       87,689       52,592        97.7       92.2       97.4       90.6
Pharmacy products                    1,134        2,456        2,305        5,489         2.3        7.8        2.6        9.4
                                  --------     --------     --------     --------        ----       ----       ----       ----
           Total net sales        $ 49,083     $ 31,715     $ 89,994     $ 58,081       100.0%     100.0%     100.0%     100.0%
                                  ========     ========     ========     ========        ====       ====       ====       ====
GROSS PROFIT:
  External pumps and
    related disposables           $ 31,824     $ 18,274     $ 58,314     $ 34,176        64.8%      57.6%      64.8%      58.8%
  Implantable insulin pumps           (152)        (772)        (351)      (1,363)       (0.3)      (2.4)      (0.4)      (2.3)
  Other diabetes supplies              858          415        1,248          965         1.7        1.3        1.4        1.7
                                  --------     --------     --------     --------        ----       ----       ----       ----
Total diabetes products             32,530       17,917       59,211       33,778        66.2       56.5       65.8       58.2
Pharmacy products                      273          142          665          863         0.6        0.4        0.7        1.5
                                  --------     --------     --------     --------        ----       ----       ----       ----
            Total gross profit    $ 32,803     $ 18,059     $ 59,876     $ 34,641        66.8%      56.9%      66.5%      59.7%
                                  ========     ========     ========     ========        ====       ====       ====       ====


NET SALES

         Net sales increased 54.8% during the three months ended July 2, 1999 over the three months ended July 3, 1998 to $49,083,000 from $31,715,000, and increased 54.9% to $89,994,000 in the first six months of 1999 from $58,081,000 for the first six months of 1998. This sales growth is principally the result of an increase in the sales of external pumps and related disposables. In the second quarter of 1999 sales of these products increased 62.9%, or $17,482,000 over the second quarter of 1998, and $33,475,000 or 67.3% for the first six months of 1999 over the corresponding period of 1998. Domestic sales of these products grew 65.8% or $16,433,000 in the second quarter of 1999 compared to the second quarter of 1998, while international sales increased 37.6% or $1,049,000 during the same period. For the first six months of 1999, domestic sales of external pumps and related disposable products increased by 70.8% while foreign sales of these products increased by 38.6% over the comparable period of 1998.

         The domestic net sales growth was derived primarily from increased volume of external pumps and related disposables combined with an increase in average prices realized on external pump sales. The higher domestic external pump price resulted from an increase in the list price for the latest generation external pump during the second quarter of 1998, combined with our continued shift of sales through our direct sales organization rather than through independent dealers, which receive discounts on these products. International sales of external pumps and related disposable products grew primarily due to greater sales volumes of external pumps, while pricing of external pumps in the international market in the second quarter of 1999 remained consistent with the comparable periods of 1998. Domestic and international pricing for disposable products did not change materially from the first six months of 1998 to the first six months of 1999.

         Sales of implantable pumps increased 274.1% or $296,000 from the second quarter of 1998 to the second quarter of 1999, while sales of these products for the first six months of 1999 increased 62.2% or $211,000 over the first six months of 1998. While we have obtained regulatory approval for the implantable pump in Europe, the special insulin utilized by the pump has not been approved in Europe. No approvals have been obtained in the United States. Sales of implantable pumps to date have been generated mainly in connection with clinical trials and compassionate use of the pumps. No assurance can be given as to when these approvals will be received, if at all.

         Sales of other diabetes supplies increased by 66.7% or $912,000 from the second quarter of 1998 to the second quarter of 1999, while sales of these products for the first six months of 1999 increased by 56.8% or $1,411,000 over the first six months of 1998. This increase resulted from overall market growth combined with the addition of sales of these products by DSS, which we acquired during the fourth quarter of 1998. Average sales prices, however, have decreased for these products due to reimbursement trends. Pharmacy products sales decreased by 53.8% or $1,322,000 from the second quarter of 1998 to the second quarter of 1999, while sales of these products for the first six months of 1999 decreased by 58.0% or $3,184,000 compared to the first six months of 1998. The pharmacy operation historically distributed products to treat a number of medical conditions, including diabetes, HIV/AIDS and renal failure. The 1999 sales decrease resulted primarily from our continued narrowing and restructuring of the pharmacy operations.


OPERATING RESULTS

         Cost of Sales and Gross Profit--Cost of sales increased 19.2% during the three months ended July 2, 1999 over the three months ended July 3, 1998 to $16,280,000 from $13,656,000, and increased 28.5% to $30,118,000 from
$23,440,000 for the six months ended July 2, 1999 as compared to the six months ended July 3, 1998. As a percentage of net sales, cost of sales in the 1999 second quarter decreased to 33.2% from 43.1% in the comparable period of 1998, while cost of sales as a percentage of net sales for the first six months of 1999 decreased to 33.5% from 40.4% for the comparable period of 1998. Gross margins on external pumps and disposables increased to 70.3% of pump and disposable sales during the 1999 second quarter compared to 65.8% for this product line during the 1998 second quarter. For the first six months of 1999 gross margins on external pumps and disposables increased to 70.1% compared to 68.7% for the comparable period in 1998. The improvement in year-to-date and quarterly gross margins on these products was primarily the result of the increase in average prices on external pump sales, a reduction in the cost of certain disposable products that we purchase from contract manufacturers due to rebates and volume discounts, and manufacturing efficiencies due to increased volumes.

         Our overall gross profits continue to be adversely impacted by the implantable pump product line due to continued limited sales prior to full commercial release. We sold assets and transferred technology related to this product line on September 1, 1998 to Medical Research Group, Inc., an affiliate which we will call MRG. MRG has assumed all manufacturing and product development activity of the implantable pump. Implantable pump gross margins improved during both the 1999 second quarter and the first six months of 1999 compared to the comparable periods in 1998 due to this transaction. We expect this improvement in margins to continue in the short-term as a result of the MRG transaction; however, in the long-term, margins may be reduced due to the transfer of the manufacturing operation to MRG, as our role has been converted to an exclusive distributor of this product. We are required to purchase implantable pump units from MRG at negotiated prices, are obligated to purchase minimum quantities and must purchase minimum quantities in future periods in order to preserve our exclusivity. The date by which these purchase commitments must be satisfied may be extended if and to the extent MRG fails to complete specific technology improvements to the implantable pump by January 1, 2000. Current minimum purchase commitments for implantable pumps based upon current prices are:

               Through December 31, 2000 .........    $11,216,000
               In 2001 ...........................      8,935,000
                                                      -----------
               Total .............................    $20,151,000
                                                      ===========


         Gross margins for other diabetes supplies increased to 37.6% of diabetes supplies sales during the 1999 second quarter compared to 30.4% of diabetes supplies sales during the comparable period in 1998. However, gross margins for this product line decreased to 32.0% of diabetes supplies sales during the first six months of 1999 compared to 38.8% of diabetes supplies sales during the comparable period in 1998. The improvement in the 1999 second quarter gross margins for other diabetes supplies resulted from lower costs on several of these products due to volume rebates earned. Average sales prices of these products continue to decline due to current reimbursement trends.

         Gross profits on pharmacy products increased 92.3% to $273,000 during the second quarter of 1999, compared to $142,000 during the second quarter of 1998. However, pharmacy products gross margins decreased 22.9% to $665,000 for the first six months of 1999, compared to $863,000 for the first six months of 1998. These fluctuations in pharmacy products gross margins were primarily due to our restructuring of the pharmacy operations as described above.

         Operating Expenses--Selling, general and administrative expenses increased 69.0% during the three months ended July 2, 1999 as compared to the three months ended July 3, 1998 to $20,167,000 from $11,930,000. For the six months ended July 2, 1999, selling, general and administrative expenses grew 61.0% to $37,535,000 from $23,320,000 for the six months ended July 3, 1998. As a percentage of net sales, these expenses increased to 41.1% during the second quarter of 1999 and to 41.7% during the first six months of 1999 compared to 37.6% during the second quarter of 1998 and to 40.2% for the first six months of 1998. These expenses have increased on an overall basis and as a percentage of sales primarily due to our continued spending to support our worldwide sales growth. These increases include variable costs related to field sales expenses, significant increases in marketing and customer support, European expansion through our subsidiaries and general and administrative staffing increases to support this activity.

         Research and development expenses grew 75.9% during the second quarter of 1999 over the second quarter of 1998 to $6,572,000 from $3,737,000, with research and development expenses increasing 68.2% to $11,868,000 for the first six months of 1999 compared to $7,054,000 for the first six months of 1998. As a percentage of sales, research and development expenses increased to 13.4% during the second quarter of 1999 from 11.8% during the comparable period in 1998, and increased to 13.2% of net sales for the first six months of 1999 compared to 12.1% during the first six months of 1998. The 1999 increase in research and development costs resulted from greater resources directed to the development of continuous glucose monitoring systems, start-up manufacturing operations of the continuous glucose monitoring systems, development of future generation external insulin pumps and related disposable products and data communication capabilities for external pumps and continuous glucose monitoring systems. We anticipate that research and development expenditures for future periods will continue to increase as we commercialize new products and develop manufacturing operations for the constant flow infusion system developed by Elan and the Lilly insulin lyspro.

         During the 1998 first quarter, we signed a research and development contract with American Medical Instruments, Inc., which we call AMI, a member of The Marmon Group of companies. Under terms of the agreement, and subject to the achievement of quarterly performance milestones, we can receive up to $12.0 million in funding, payable in quarterly installments of $1.5 million, for two research and development projects. Subject to payment of royalties to AMI, we will have the right to sell products utilizing the technology pursuant to the agreement on a worldwide basis, with the exception of Japan. We also have the right to either purchase the technologies developed or acquire a fully paid-up exclusive worldwide license for these technologies, in either case at prices ranging from an aggregate of $13.5 million to $19.0 million subject to downward adjustment during specific periods through April 30, 2002. During the second quarter of both 1998 and 1999, we recorded $1.5 million from this research and development contract as a reduction of operating expenses as costs related to completion of the contractual obligations will be included in research and development expense.

         From time to time, we invest in new and developing technologies that may provide improvements to our core technology or that may provide additional applications for our existing technologies and products. These investments may be in the form of equity investments, loans, research and development agreements, and strategic alliance or cooperation agreements. No assurance can be given as to when these investments will provide useful new technologies or applications, if at all. Such investments may result in losses that could adversely affect our future earnings and results of operations.

         Other--During the three and six months ended July 2, 1999 and during the three and six months ended July 3, 1998, other income consisted primarily of interest income generated from our cash, cash equivalents, and short-term investment balances.

Liquidity and Capital Resources

         We generated cash from operations of $297,000 during the six months ended July 2, 1999, whereas we used cash in operations of $3,909,000 during the six months ended July 3, 1998. Cash flow from operations improved during the first six months of 1999 compared to the first six months of 1998 primarily due to a reduction in cash expenditures on various accounts payable and accrued expenses. Cash flow from operations during the first six months of 1999 improved over 1998 due to the effect of the tax benefit realized from non-qualified stock option exercises. These improvements in 1999 cash flow from operations were partially offset by increases in inventory and accounts receivable balances during the period. We continued to increase finished goods inventory levels during the second quarter of 1999 to support the historically higher sales volumes we have experienced in the third and fourth quarters.

         Capital expenditures during the first six months of 1999 were $9,364,000 compared to $8,530,000 during the first six months of 1998. Our 1998 and 1999 capital expenditures related primarily to building manufacturing capacity for the continuous glucose monitoring systems, as well as other building improvements, manufacturing expansion, research and development engineering equipment and information systems upgrades to support growth. We anticipate that future capital expenditures will continue to increase in support of our new product activities, including expenditures for start-up manufacturing operations for Elan's Medipad disposable continuous drug delivery system that we will exclusively manufacture and distribute on a worldwide basis, and to build the infrastructure necessary to accommodate our anticipated growth. As a result of our contractual obligation with Elan, over the next year we will pay Elan a minimum of $7.0 million related to license fees and purchase capital equipment necessary to develop manufacturing capabilities for the constant-flow infusion system developed by Elan. Additional license fees ranging between $8.0 million and $13.0 million will be due in future periods subject to certain conditions and attainment of certain milestones.

         We received $140,588,000 during the first six months of 1999 in connection with our recent public offering of 2,172,500 shares of our common stock net of expenses. There were no significant equity transaction during the first six months of 1998.

         In May 1999, we entered into a financing transaction pursuant to which we will construct a corporate headquarters, research and development and manufacturing facility on the campus of California State University, Northridge, the first phase of which will be financed with a $65.0 million credit transaction. The transaction was structured as a synthetic lease financing for this facility and, in a related transaction, we obtained a revolving line of credit to borrow up to $15 million. Under the terms of the financing, a special purpose trust subleases the land to us and leases the improvements to us. In connection with these financing transactions, we pledged substantially all of our assets as collateral security, and are subject to various affirmative and negative covenants regarding the conduct of our business. These arrangements could adversely affect our ability to obtain additional capital or acquire additional capital resources. The synthetic lease has a term of five years, with two one-year renewal options. The underlying ground lease has a term of 40 years with renewal options for up to an additional 40 years. Under these arrangements, we are committed to annual payments ranging from $4.5 million to $5.0 million commencing sometime during the second half of 2000. Additionally, we are committed to payments of $400,000 during 1999 and to average annual payments in future periods of approximately $450,000, plus periodic cost of living adjustments, per the terms of the ground lease for the Northridge property. These lease payments will be recorded as rent expense in future periods after construction of our new corporate headquarters is completed. When the synthetic lease terminates, we will be able to assume the obligations of the special purpose trust as the lessee under the ground lease if we exercise our option to purchase.

         In the process of integrating some HMS operations, we discovered specific business practices relating to charges billed to the State of Florida which were implemented by prior ownership and that may result in liability. These billing activities were related to business activities of an affiliated pharmacy. We have received no notice of any action which is pending or threatened against HMS in connection with the billing activities. We have corrected the practices, notified the State of Florida of our findings and have initiated legal action against the prior owners to seek indemnification for any related liability that we may incur. The amount of liability, if any, cannot be determined at this time, although we believe that indemnification for liability would be available from the prior owners. We also are involved in other litigation, the financial impact of which is uncertain (see notes to consolidated financial statements.)

         We received $3.0 million during the first six months of 1998 and 1999 under terms of our research and development contract with AMI. As indicated above, we have the right to purchase the technologies developed or acquire a fully paid-up, exclusive worldwide license for these technologies, in either case at prices ranging from an aggregate of $13.5 million to $19.0 million, subject to downward adjustment, during specific periods through April 30, 2002, or may alternatively elect to pay royalties on sales of products utilizing the technology developed pursuant to the contract. We have also entered into an agreement by which, among other transactions, we have acquired an option to purchase the exclusive worldwide marketing rights to a long-term glucose sensor and related products being developed by MRG for $30.0 million within 90 days of MRG's first successful human implant in a clinical trial performed in accordance with applicable regulatory requirements. To retain our exclusive marketing rights, we are required to purchase minimum quantities of some products from MRG. We do not anticipate exercising this option prior to 2000. In the event that we pursue either of these opportunities, additional capital resources may be required.

         Management believes that our current level of our cash and cash equivalent and short term investments will be sufficient to meet our needs for working capital and capital expenditures for the next twenty-four months. The requirements for additional capital and working capital, however, are subject to change and will depend upon numerous factors, including:

          - the level of capital expenditures, especially relating to new corporate headquarters;

          -    research and development activities and results;

          -    competitive and technological developments;

          -    health care reimbursement trends; and

          - the availability for our acquisition of complementary additional distribution channels, products, and technologies.

         During future periods, we may require significant amounts of cash to pursue opportunities and promote continued growth and expansion.

YEAR 2000 COMPLIANCE

         The Year 2000 problem refers to the potential of all electronic devices containing microprocessors to improperly calculate dates in and beyond the year 2000. In the second quarter of 1998, we formed a Year 2000 Oversight Committee to evaluate our position regarding Y2K. The committee consists of members representing all of the major operating and administrative departments within MiniMed including information technology, facilities, manufacturing, research and development, regulatory, quality assurance, materials, finance and accounting and legal.

         The committee established an Action Plan Program to facilitate our Y2K compliance and minimize the potential effects of Y2K on our operations. The components of the plan include the following steps:

          -    assess Y2K compliance of our products;

          - inventory our equipment and software, including non-information systems equipment and software and prioritize according to critical business functions;

          - implement Y2K compliance testing and remediation according to priorities developed;

          -    assess vendor and health care payor compliance;

          - develop and implement policies to maintain Y2K compliance going forward; and

          -    establish contingency plans.

A timetable for the completion of each of these action steps contained in the plan has been developed by the committee. The committee meets regularly to assess our efforts to comply with the plan and to address any outstanding Y2K issues. The committee is also responsible for coordinating all communications and responding to all inquiries relating to Y2K.

         We have completed our evaluation of all of our current product offerings. Such evaluation has shown that Y2K will not pose operating problems for these products. As of the end of the second quarter of 1999, we have completed the process of creating a master inventory of all equipment and software vulnerable to Y2K and have identified the equipment and software attendant to critical business processes. Remediation programs to address problems that have been identified are under way. We have begun to remediate non-compliant systems including manufacturing systems, information technology systems, communication systems, security systems and personal computers. We currently believe that we will be able to modify, replace, or mitigate our affected systems in time to avoid any material impact on our operations.

         We have initiated formal communication with our vendors to assess their compliance with Y2K. Questionnaires have been developed and distributed to vendors. These questionnaires, when returned by a vendor, have been evaluated to assess the Y2K risk presented by that vendor. On site evaluations at the most critical vendors' sites of operations are currently being conducted. We suspect that our greatest Y2K risk will be vendor compliance. We rely on our vendors to supply us with critical components necessary for the manufacture of our products. We are also implementing a program to assess the Y2K compliance of insurance companies, management service organizations, and other third-party payors. Once both the internal and external reviews described above are completed, we will be able to design a contingency plan to address our areas of greatest exposure.

         Our most reasonably likely worst case scenario in the event of a failure to correct a material Y2K problem could be an interruption in, or failure of, normal business activities. Such failures or interruptions could materially impact our results of operations, liquidity and financial position. Due to the general uncertainty inherent in the Y2K problem, resulting primarily from the uncertainty of the Y2K readiness of our vendors and suppliers, we are unable to determine at this time whether the consequences of Y2K failures will have a material adverse impact on us. The plan, implemented by the committee, is expected to significantly reduce both our level of uncertainty about the Y2K problem and the possibility of significant interruptions to normal operations.

         Management currently believes that the cost of Y2K assessment and remediation will not be material. We estimate that the implementation of our Y2K plan and remediation activities related to our internal systems and equipment will cost approximately $1.0 million. Management currently believes that we have adequate working capital to fund these activities.

         Readers are cautioned that forward looking statements contained in this Year 2000 Compliance section should be read in conjunction with our cautionary language in the first paragraph of Management's Discussion and Analysis of Financial Condition and Results of Operations on page 10.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Not Applicable

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the second quarter of 1999, the rights of holders of MiniMed's common stock, par value $.01, have been modified as follows:

         On May 1, 1999, MiniMed amended its Rights Agreement, dated as of July 24, 1995, between the Company and Harris Trust Company of California, as Rights Agent. The amendment eliminated those provisions that require that certain actions may only be taken by "Independent Directors" (as defined in the Rights Agreement) and also changed the exercise price of a Right (as defined in the Rights Agreement) from $65.00 to $250.00. The amendment deleting provisions requiring that certain actions may only be taken by Independent Directors provide stockholders with an increased ability to elect Directors who could then redeem the Rights or amend the Rights Agreement. The increase in the exercise price provides stockholders with the right to purchase, at a lower per share price, more shares of a hostile acquiror of MiniMed.

         On May 20, 1999, MiniMed amended its Restated Certificate of Incorporation and its Bylaws to, among other things, (a) implement a classified board consisting of eight Directors divided into three classes with staggered three year terms, (b) provide that the authorized number of Directors will be fixed from time to time by the Board, (c) eliminate existing special voting requirements to amend provisions of the Company's Bylaws relating to the authorized number of Directors, the annual election of Directors and the filling of vacancies on the Board, and (d) authorize the Board to make, alter and repeal the Bylaws.

         A classified board will serve as an obstacle to any attempt by a stockholder to obtain control of the Board of Directors. Without classes of Directors, a stockholder could elect a new majority of the Board of Directors at a single annual meeting. Having a classified Board of Directors, however, means that even a majority stockholder requires two annual meetings to elect a majority of the Board. Thus, having a classified Board will make it more difficult for stockholders to change the composition of the Board of Directors even if a majority of stockholders consider it desirable to do so. With the implementation of a classified Board, the provisions of the Bylaws covering special voting requirements amend to provisions of the Bylaws relating to the authorized number of Directors and the annual election of Directors became unnecessary and were deleted. The stockholders' rights relating to filling vacancies on the Board has not changed materially.

         The amendment to the Restated Certificate of Incorporation also provides that the authorized number of Directors will be fixed by the Directors from time to time. Prior to this amendment, stockholders could, through an amendment to the Bylaws, change the authorized number of Directors. Stockholders no longer have the ability to do this. The amendment authorizing the Board to make, alter and repeal the Bylaws provides both the Board and the stockholders the concurrent ability to amend MiniMed's Bylaws. Previously, except for certain specified changes that could be implemented by the Board, only stockholders could amend or repeal provisions of the Bylaws.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 20, 1999, The Company held its 1999 Annual Meeting of Stockholders (the "Annual Meeting"). At the Annual Meeting, stockholders of the Company voted on proposals to (1) elect eight directors until their respective successors are elected and qualified ("Proposal One"); (2) amend the Company's Certificate of Incorporation and Bylaws implementing classified Board and other provisions ("Proposal Two"); (3) amend the Company's Certificate of Incorporation to increase the Company's authorized capital stock ("Proposal Three"); (4) amend the Company's Second Amended and Restated 1994 Stock Incentive Plan ("Proposal Four"); and (5) ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending December 31, 1999 ("Proposal Five").

         In total, 14,103,678 shares of Common Stock were eligible to vote at the Annual Meeting, and holders of 12,870,093 shares of Common Stock were represented in person or by proxy at the Annual Meeting, constituting 91.3% of the eligible shares. Following is voting information for the matters voted upon at the Annual Meeting:

         Proposal One - The following individuals, all being directors of the Company prior to such election, were reelected as directors of the Company at the Annual Meeting: Alfred E. Mann; David Chernoff, M.D.; Carolyne Kahle Davis; William R. Grant; Terrance H. Gregg; David H. MacCallum; Thomas R. Testman; and John C. Villforth. Each such director, except for Dr. Chernoff, Mr. Gregg and Mr. Testman, received 12,799,279 votes (representing 99.5% of the votes cast) in favor of their election with 70,814 votes (.05%) withheld. Dr. Chernoff received 12,779,579 votes (99.3%) in favor of his election with 90,514 votes (.70%) withheld. Mr. Gregg received 12,799 204 votes (99.5%) in favor of his election with 70,889 votes (.05%) withheld. Mr. Testman received 12,799,267 votes (99.5%) in favor of his election with 70,826 votes (.05%) withheld. None of the Company's directors received any votes against their reelection nor were any broker non-votes received.

         Proposal Two - At the Annual Meeting, the proposal to amend the Company's Certificate of Incorporation and Bylaws implementing classified Board and other provisions was approved. Proposal Two received 8,205,257 votes (58.2% of the outstanding shares eligible to vote) in favor, 2,946,386 votes (20.9%) against, 13,281 (.1%) abstaining and 1,705,169 (12.1%) broker non-votes.

         Proposal Three - At the Annual Meeting, the proposal to amend the Company's Certificate of Incorporation to increase the Company's authorized capital stock was approved. Proposal Three received 8,621,690 votes (61.1% of the outstanding shares eligible to vote) in favor, 2,529,818 votes (17.9%) against, 13,416 (.1%) abstaining and 1,705,169 (12.1%) broker non-votes.

         Proposal Four - At the Annual Meeting, the proposal to amend the Company's Second Amended and Restated 1994 Stock Incentive Plan was approved. Proposal Four received 8,219,955 votes (63.9% of the votes cast) in favor, 3,026,374 votes (23.5%) against, 20,104 (.1%) abstaining and 1,603,660 (12.5%)
broker non-votes

         Proposal Five - At the Annual Meeting, Deloitte & Touche LLP was ratified as the Company's independent auditor for the fiscal year ending December31 1999. Deloitte and Touche LLP received 12,801,196 votes (99.5%) for such ratification with 63,370 votes (.05%) received against and 5,527 votes (.04%) withheld. No broker non-votes were received.

ITEM 5. OTHER INFORMATION

         Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits


Exhibit No.                                   Exhibit
-----------      ---------------------------------------------------------------
3(i).1           Amended and Restated Articles of Incorporation

3(ii).1          Amendment to Bylaws of MiniMed Inc.

4.1 Amendment to Rights Agreement effective as of May 1, 1999 by and between MiniMed Inc. and Harris Trust Company of California
                 (previously filed as Exhibit 4.3 to the Company's Registration
                 Statement on Form S-3, Registration No. 333-80527 on June 11,
                 1999, and incorporated by reference)

10.1             Ground Sublease by and between North Campus-University Park
                 Development Corporation and First Security Bank, N.A. as Owner
                 Trustee dated as of May 18, 1999.

10.2             Participation Agreement among MiniMed Development Corp. as
                 Construction Agent and Lessee, MiniMed Inc. and First Security
                 Bank, N.A. as Trustee, et. Al. dated May 18, 1999.

10.3             Parent Guaranty dated as of May 18, 1999 from MiniMed Inc. to
                 First Security Bank, N.A. as Trustee.

10.4             Master Lease between First Security Bank, N.A. as Trustee and
                 MiniMed Development Corp. dated May 18, 1999.

10.5             Revolving Credit Agreement dated as of May 18, 1999, among
                 MiniMed Inc., the Revolving Credit Lenders and ING (U.S.)
                 Capital LLC.

10.6             Security Agreement dated as of May 18, 1999, among MiniMed
                 Inc., certain subsidiaries of MiniMed Inc. and ING (U.S.)
                 Capital LLC.

10.7             License Supply and Distribution Agreement between Eli Lilly and
                 Company and MiniMed Inc. dated February 1, 1999.

10.8             Amendment to License Supply and Distribution Agreement between
                 Eli Lilly and Company and MiniMed Inc. dated as June 28, 1999.

10.9             Development, License and Supply Agreement between Elan
                 Pharmaceutical Technologies, Elan Pharma International Limited and MiniMed Inc. dated June 11, 1999.

10.10            License and Manufacturing Agreement between Elan Pharmaceutical
                 Technologies, Elan Pharma International Limited and MiniMed
                 Inc. dated June 11, 1999.

27.1             Financial Data Schedule

(b) Reports on Form 8-K

         Current Report on Form 8-K filed May 7, 1999, reporting an amendment to the Rights Agreement between MiniMed Inc. and Harris Trust Company of California, as Rights Agent.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             MiniMed Inc.


Date: August 16, 1999                        /s/  KEVIN R. SAYER
                                             ----------------------------------
                                             Kevin R. Sayer
                                             Senior Vice President, Finance &
                                             Chief Financial Officer

                                INDEX TO EXHIBITS



Exhibit No.                                Description
-----------      ---------------------------------------------------------------
3(i).1           Amended and Restated Articles of Incorporation

3(ii).1          Amendment to Bylaws of MiniMed Inc.

4.1 Amendment to Rights Agreement effective as of May 1, 1999 by and between MiniMed Inc. and Harris Trust Company of California
                 (previously filed as Exhibit 4.3 to the Company's Registration
                 Statement on Form S-3, Registration No. 333-80527 on June 11,
                 1999, and incorporated by reference)

10.1             Ground Sublease by and between North Campus-University Park
                 Development Corporation and First Security Bank, N.A. as Owner
                 Trustee dated as of May 18, 1999.

10.2             Participation Agreement among MiniMed Development Corp. as
                 Construction Agent and Lessee, MiniMed Inc. and First Security
                 Bank, N.A. as Trustee, et. Al. dated May 18, 1999.

10.3             Parent Guaranty dated as of May 18, 1999 from MiniMed Inc. to
                 First Security Bank, N.A. as Trustee.

10.4             Master Lease between First Security Bank, N.A. as Trustee and
                 MiniMed Development Corp. dated May 18, 1999.

10.5             Revolving Credit Agreement dated as of May 18, 1999, among
                 MiniMed Inc., the Revolving Credit Lenders and ING (U.S.)
                 Capital LLC.

10.6             Security Agreement dated as of May 18, 1999, among MiniMed
                 Inc., certain subsidiaries of MiniMed Inc. and ING (U.S.)
                 Capital LLC.

10.7             License Supply and Distribution Agreement between Eli Lilly and
                 Company and MiniMed Inc. dated February 1, 1999.

10.8             Amendment to License Supply and Distribution Agreement between
                 Eli Lilly and Company and MiniMed Inc. dated as June 28, 1999.

10.9             Development, License and Supply Agreement between Elan
                 Pharmaceutical Technologies, Elan Pharma International Limited and MiniMed Inc. dated June 11, 1999.

10.10            License and Manufacturing Agreement between Elan Pharmaceutical
                 Technologies, Elan Pharma International Limited and MiniMed
                 Inc. dated June 11, 1999.

27.1             Financial Data Schedule