Form 10-Q
period 1999-10-01
MINIMED INC
filed 1999-11-15
CIK 945801

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

                 For the quarterly period ended October 1, 1999

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

       TITLE OF EACH CLASS               OUTSTANDING AT NOVEMBER 10, 1999
  ----------------------------           --------------------------------
  Common Stock, $.01 par value                      31,105,235


================================================================================

                                      INDEX

                                  MINIMED INC.

                                                                                                           PAGE
                                                                                                          NUMBER
                                                                                                          ------
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)                                                                 3

            Consolidated Balance Sheets - January 1, 1999 and October 1, 1999 (Unaudited)                    3

            Consolidated Statements of Income (Unaudited) -- Three months and nine months ended October
            2, 1998 and October 1, 1999                                                                      4

            Consolidated Statements of Cash Flows (Unaudited) - Nine months ended October 2, 1998 and
            October 1, 1999                                                                                  5

            Notes to Consolidated Financial Statements (Unaudited)                                           6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
            Operations                                                                                       10

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                                       19

PART II.    OTHER INFORMATION                                                                                19

Item 1.     Legal Proceedings                                                                                19

Item 2.     Changes in Securities and Use of Proceeds                                                        19

Item 3.     Defaults Upon Senior Securities                                                                  19

Item 4.     Submission of Matters to a Vote of Security Holders                                              19

Item 5.     Other Information                                                                                19

Item 6.     Exhibits and Reports on Form 8-K                                                                 19

SIGNATURE                                                                                                    20

INDEX TO EXHIBITS                                                                                            21

                          PART I. FINANCIAL INFORMATION

               ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

                                  MINIMED INC.
                           CONSOLIDATED BALANCE SHEETS
                       JANUARY 1, 1999 AND OCTOBER 1, 1999

                                     ASSETS
                                                                                            1998                  1999
                                                                                        ------------          ------------
                                                                                                               (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents .......................................................     $ 27,303,000          $ 99,044,000
  Short-term investments ..........................................................       13,476,000            69,400,000
  Accounts receivable, net of allowance for doubtful accounts of $8,844,000 and
    $9,467,000 at January 1, 1999 and October 1, 1999, respectively ...............       38,788,000            47,689,000
  Inventories .....................................................................       16,860,000            26,607,000
  Deferred income taxes ...........................................................        6,404,000             7,576,000
  Income taxes receivable .........................................................               --            10,975,000
  Prepaid expenses and other current assets .......................................        3,835,000             6,702,000
                                                                                        ------------          ------------
              Total current assets ................................................      106,666,000           267,993,000
LONG-TERM INVESTMENTS .............................................................        4,826,000             6,669,000
NOTE RECEIVABLE FROM AFFILIATE ....................................................        3,600,000             3,600,000
OTHER ASSETS ......................................................................       11,522,000            18,080,000
LAND, BUILDINGS, PROPERTY AND EQUIPMENT - Net .....................................       31,038,000            41,303,000
                                                                                        ------------          ------------
TOTAL .............................................................................     $157,652,000          $337,645,000
                                                                                        ============          ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of notes payable ................................................     $  1,101,000          $    882,000
  Accounts payable ................................................................        5,447,000             6,158,000
  Accrued salaries and related benefits ...........................................        5,231,000             5,827,000
  Accrued sales commissions .......................................................        2,260,000               805,000
  Accrued warranties ..............................................................        2,828,000             3,461,000
  Income taxes payable ............................................................        1,155,000                    --
  Other accrued expenses ..........................................................        3,873,000             2,766,000
                                                                                        ------------          ------------
             Total current liabilities ............................................       21,895,000            19,899,000
                                                                                        ------------          ------------
  Deferred income taxes ...........................................................          865,000             1,857,000
  Notes payable ...................................................................        1,059,000             1,000,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, par value $.01; 40,000,000 shares authorized as of January 1, 1999 and 100,000,000 shares authorized as of October 1, 1999; 28,095,274 and
    31,065,765 shares issued and outstanding as of January 1, 1999
    and  October 1, 1999, respectively ............................................          286,000               323,000
   Additional capital .............................................................      111,683,000           277,162,000
   Accumulated other comprehensive income .........................................          738,000             1,807,000
   Retained earnings ..............................................................       21,126,000            35,597,000
                                                                                        ------------          ------------
              Total stockholders' equity ..........................................      133,833,000           314,889,000
                                                                                        ------------          ------------
TOTAL .............................................................................     $157,652,000          $337,645,000
                                                                                        ============          ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MINIMED INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                        THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                ------------------------------------        --------------------------------
                                                  OCTOBER 2,             OCTOBER 1,           OCTOBER 2,          OCTOBER 1,
                                                    1998                  1999                   1998                1999
                                                -------------------------------------------------------------------    -----
                                                                                  (Unaudited)
NET SALES ...................................  $  34,897,000           $  51,400,000        $  92,979,000      $ 141,394,000
COST OF SALES ...............................     13,071,000              16,502,000           36,511,000         46,620,000
                                               -------------           -------------        -------------      -------------
GROSS PROFIT ................................     21,826,000              34,898,000           56,468,000         94,774,000
OPERATING EXPENSES:
  Selling, general and administrative .......     14,643,000              22,809,000           37,963,000         60,344,000
  Research and development ..................      3,892,000               6,394,000           10,946,000         18,262,000
  Research and development contract .........     (1,500,000)             (1,500,000)          (4,500,000)        (4,500,000)
                                               -------------           -------------        -------------      -------------
            Total operating expenses ........     17,035,000              27,703,000           44,409,000         74,106,000
                                               -------------           -------------        -------------      -------------
OPERATING INCOME ............................      4,791,000               7,195,000           12,059,000         20,668,000
OTHER INCOME, Including interest income .....        446,000               2,110,000            1,172,000          2,847,000
                                               -------------           -------------        -------------      -------------
INCOME  BEFORE INCOME TAXES .................      5,237,000               9,305,000           13,231,000         23,515,000
PROVISION FOR INCOME TAXES ..................      2,020,000               3,489,000            4,961,000          9,044,000
                                               -------------           -------------        -------------      -------------
NET INCOME ..................................  $   3,217,000           $   5,816,000        $   8,270,000      $  14,471,000
                                               =============           =============        =============      =============
BASIC EARNINGS PER SHARE ....................  $        0.12           $        0.19        $        0.31      $        0.50
                                               =============           =============        =============      =============
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING ...     26,832,000              30,894,000           26,674,000         29,166,000
                                               =============           =============        =============      =============
DILUTED EARNINGS PER SHARE ..................  $        0.11           $        0.18        $        0.29      $        0.47
                                               =============           =============        =============      =============
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING .     28,316,000              32,758,000           28,092,000         31,028,000
                                               =============           =============        =============      =============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MINIMED INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
     NINE MONTHS ENDED OCTOBER 2, 1998 AND NINE MONTHS ENDED OCTOBER 1, 1999

                                                                              1998                    1999
                                                                          -------------           -------------
                                                                                     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .............................................................  $   8,270,000           $  14,471,000
Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
  Depreciation .........................................................      2,723,000               5,097,000
  Directors' fees paid in common stock .................................             --                  71,000
  Deferred income taxes ................................................     (1,564,000)               (880,000)
  Tax benefit from exercise of non-qualified stock options .............      3,497,000              18,943,000
  Changes in operating assets and liabilities:
    Accounts receivable, net ...........................................     (4,152,000)             (8,901,000)
    Inventories ........................................................     (7,407,000)             (9,747,000)
    Prepaid expenses and other current assets ..........................     (2,100,000)             (2,867,000)
    Other assets .......................................................        902,000                  64,000
    Accounts payable ...................................................     (1,010,000)                711,000
    Income taxes receivable/payable ....................................        (88,000)            (12,130,000)
    Other accrued expenses..............................................     (3,651,000)             (1,333,000)
                                                                          -------------           -------------
    Net cash provided by (used in) operating activities ................  $  (4,580,000)          $   3,499,000
                                                                          -------------           -------------

CASH FLOWS FROM INVESTING ACTIVITIES -
    Short-term investments .............................................     16,473,000             (55,924,000)
    Long-term investments ..............................................     (1,140,000)
    Acquisition of Dartec A.B ..........................................     (2,625,000)
    Purchase of technology license .....................................             --              (7,000,000)
    Purchase of land, buildings, property and equipment ................    (14,899,000)            (14,905,000)
                                                                          -------------           -------------
    Net cash used in investing activities ..............................  $  (2,191,000)          $ (77,829,000)
                                                                          -------------           -------------

CASH FLOWS FROM FINANCING ACTIVITIES -
    Repayment of notes payable .........................................     (2,905,000)               (278,000)
    Proceeds from public offering, net of expenses .....................             --             140,588,000
    Proceeds from stock option exercises ...............................      1,226,000               5,011,000
    Proceeds from issuance of common stock under employee
       stock purchase plan .............................................        467,000                 825,000
                                                                          -------------           -------------
      Net cash provided by (used in) financing activities ..............  $  (1,212,000)          $ 146,146,000
                                                                          -------------           -------------

    Effect of cumulative foreign currency translation
      adjustment on cash and equivalents ...............................         37,000                 (75,000)

NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS ........................................................     (7,946,000)             71,741,000
CASH AND CASH EQUIVALENTS, BEGINNING OF
    PERIOD .............................................................     22,282,000              27,303,000
                                                                          -------------           -------------
CASH AND CASH EQUIVALENTS, END OF
    PERIOD .............................................................  $  14,336,000           $  99,044,000
                                                                          =============           =============

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
  Interest .............................................................  $      49,000           $       2,000
  Income taxes .........................................................  $   5,421,000           $   3,624,000

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITY - MiniMed Inc. ("MiniMed" or "the Company") recorded an unrealized holding gain of $1,143,000 during the nine months ended October 1, 1999 and an unrealized holding loss of $1,580,000 during the nine months ended October 2, 1998, net of estimated deferred income taxes on marketable securities classified as long-term investments available for sale. On September 1, 1998, we accepted a $3.6 million note receivable from Medical Research Group, Inc., which we call MRG, in conjunction with the sale of $3.0 million of net implantable pump inventory components and $600,000 of net implantable pump fixed assets.


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MINIMED INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     NINE MONTHS ENDED OCTOBER 2, 1998 AND NINE MONTHS ENDED OCTOBER 1, 1999

The fiscal years referenced herein are as follows:

          FISCAL YEAR                    YEAR ENDED
          -----------                    ----------
          1999                           December 31, 1999
          1998                           January 1, 1999

NOTE 1. BASIS OF PRESENTATION

         The accompanying unaudited financial statements of MiniMed Inc. ("MiniMed") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements included in the Annual Report of MiniMed Inc. filed on Form 10-K with the Securities and Exchange Commission for the year ended January 1, 1999. The results of operations for the nine months ended October 1, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999.

NOTE 2. INCOME TAXES

         Net income and earnings per share reflect income taxes which have been recorded at our estimated effective tax rate for the year. This estimated income tax rate has been determined by giving consideration to the pretax earnings and losses applicable to foreign and domestic tax jurisdictions.

NOTE 3. WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES
OUTSTANDING

         In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), basic earnings per share for the three and nine months ended October 2, 1998 and October 1, 1999, were computed by dividing net income by weighted average common shares outstanding during the periods presented. Diluted earnings per share for the periods presented were computed by dividing net income by weighted average common and common equivalent shares outstanding, computed in accordance with the treasury stock method. The computation of basic and diluted EPS is as follows:

                                                         THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                  --------------------------------          --------------------------------
                                                   OCTOBER 2,           OCTOBER 1,           OCTOBER 2,           OCTOBER 1,
                                                    1998                  1999                 1998                 1999
                                                  -----------          -----------          -----------          -----------
                                                                                 (Unaudited)
BASIC EPS COMPUTATION
Numerator:
Net income applicable to common stock             $ 3,217,000          $ 5,816,000          $ 8,270,000          $14,471,000
                                                  -----------          -----------          -----------          -----------
Denominator:
Weighted average common shares outstanding         26,832,000           30,894,000           26,674,000           29,166,000
                                                  -----------          -----------          -----------          -----------
Basic earnings per share                          $      0.12          $      0.19          $      0.31          $      0.50
                                                  ===========          ===========          ===========          ===========

DILUTED EPS COMPUTATION
Numerator:
Net income applicable to common stock             $ 3,217,000          $ 5,816,000          $ 8,270,000          $14,471,000
                                                  -----------          -----------          -----------          -----------
Denominator:
Weighted average common shares outstanding         26,832,000           30,894,000           26,674,000           29,166,000
Effect of dilutive securities
     Stock options                                  1,484,000            1,864,000            1,418,000            1,862,000
                                                  -----------          -----------          -----------          -----------
Diluted weighted average shares outstanding        28,316,000           32,758,000           28,092,000           31,028,000
                                                  -----------          -----------          -----------          -----------
Diluted earnings per share                        $      0.11          $      0.18          $      0.29          $      0.47
                                                  ===========          ===========          ===========          ===========

                                  MINIMED INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     NINE MONTHS ENDED OCTOBER 2, 1998 AND NINE MONTHS ENDED OCTOBER 1, 1999

NOTE 4. CONSOLIDATED BALANCE SHEET COMPONENTS

Certain balance sheet components are as follows:

                                          JANUARY 1,             OCTOBER 1,
                                             1999                   1999
                                         ------------           ------------
                                                                 (Unaudited)
Inventories:
  Raw materials ...............          $  7,064,000           $ 11,334,000
  Work-in-progress ............             3,040,000              1,715,000
  Finished goods ..............             6,756,000             13,558,000
                                         ------------           ------------
  Total .......................          $ 16,860,000           $ 26,607,000
                                         ============           ============

Property, plant and equipment:
  Land, buildings and
    improvements ..............          $ 13,244,000           $ 14,967,000
  Machinery and equipment .....            17,332,000             23,048,000
  Tooling and molds ...........             2,352,000              2,988,000
  Computer software ...........             1,989,000              6,536,000
  Furniture and fixtures ......             5,301,000              7,577,000
                                         ------------           ------------
                                           40,218,000             55,116,000
  Less accumulated depreciation            (9,180,000)           (13,813,000)
                                         ------------           ------------
  Total .......................          $ 31,038,000           $ 41,303,000
                                         ============           ============

Other assets:
  Technology license ..........          $    145,000           $  7,107,000
  Goodwill in connection with
     Dartec acquisition .......             2,670,000              2,546,000
  Goodwill in connection with
     DSS acquisition ..........             8,444,000              8,189,000
  Other .......................               263,000                238,000
                                         ------------           ------------
  Total .......................          $ 11,522,000           $ 18,080,000
                                         ============           ============

                                  MINIMED INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     NINE MONTHS ENDED OCTOBER 2, 1998 AND NINE MONTHS ENDED OCTOBER 1, 1999

NOTE 5. COMPREHENSIVE INCOME

         The Company's total comprehensive income is as follows:

                                                            THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                   -----------------------------------          -----------------------------------
                                                    OCTOBER 2,             OCTOBER 1,            OCTOBER 2,             OCTOBER 1,
                                                       1998                   1999                  1998                   1999
                                                   ------------           ------------          ------------           ------------
                                                                                    (Unaudited)
Net income ..............................          $  3,217,000           $  5,816,000          $  8,270,000           $ 14,471,000
Other comprehensive income (loss):
   Foreign currency translation
      adjustments .......................                35,000                 42,000                37,000                (74,000)
   Unrealized gain (loss) on securities .              (676,000)               745,000            (2,549,000)             1,843,000
                                                   ------------           ------------          ------------           ------------
   Other comprehensive income (loss),
      before tax ........................              (641,000)               787,000            (2,512,000)             1,769,000
   Income tax expense related to items of
      other comprehensive income ........              (258,000)               283,000              (969,000)               700,000
                                                   ------------           ------------          ------------           ------------
   Other comprehensive income (loss) ....              (383,000)               504,000            (1,543,000)             1,069,000
                                                   ------------           ------------          ------------           ------------
Total comprehensive income ..............          $  2,834,000           $  6,320,000          $  6,727,000           $ 15,540,000
                                                   ============           ============          ============           ============


NOTE 6. CONTINGENCIES

         In October 1998, we filed a complaint against Robert Kusher and Craig Lowy, the former owners of Home Medical Supply, Inc. and related companies, in the United States District Court for the Southern District of Florida, Ft. Lauderdale Division. The complaint alleges that Mr. Kusher and Mr. Lowy engaged in fraudulent misrepresentation, negligent misrepresentation and breach of contract relating to the sale of HMS to us and specific billing practices carried on prior to the sale. We are seeking several remedies including declaratory relief as to our rights under the acquisition and/or indemnification for any liability arising out of these billing practices. The allegations regarding billing practices could give rise to claims against us by the State of Florida.

         On February 9, 1999, we were served with a complaint filed in the Civil District Court For the Parish of Orleans, State of Louisiana, by Diabetes Resources, Inc., which is also known as Insulin Infusion Specialties, and which we will refer to as IIS. IIS entered into an Educational Dealer Agreement with us in July, 1997, relating to the distribution of some of our products by IIS. We declined to renew that agreement, pursuant to its

                                  MINIMED INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     NINE MONTHS ENDED OCTOBER 2, 1998 AND NINE MONTHS ENDED OCTOBER 1, 1999

terms as of December 31, 1998. IIS is alleging that we are engaged in unfair competition and monopolization, price discrimination, breached the agreement, violated applicable trade secret laws and defamed IIS. IIS did not specify the amount of damages it is seeking in its complaint. We believe that we have meritorious defenses to IIS's claims. We removed the action to Federal Court, and filed an answer denying the material allegations, and filed a counterclaim seeking damages for unfair trade practices and damages based on IIS's failure to pay amounts due and owing to MiniMed under the Educational Dealer Agreement. Trial in the matter has been set for an undetermined date not prior to March
24, 2000. Discovery in this litigation is in its preliminary stages.

         During the normal course of business, the Company may be subject to litigation involving various business matters. Management believes that an adverse outcome of any such known matters would not have a material adverse impact on the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this quarterly report. Some of the information in this quarterly report contains forward-looking statements, including statements relating to anticipated operating results, margins, growth, financial resources, capital requirements, adequacy of the Company's capital resources, trends in spending on research and development, the development of new markets, the development, regulatory approval, manufacture, distribution, and commercial acceptance of new products, future product development efforts, our manufacture and distribution of a new disposable pump, the exercise of an option to purchase certain technologies or paid-up licenses, new applications for our existing product lines and our readiness for the Year 2000 are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements involve risks and uncertainties which may affect our business and prospects, including changes in economic and market conditions, acceptance of our products by the health care and reimbursement communities, health care legislation and regulation, new developments in diabetes therapy, administrative and regulatory approval and related considerations, competitive developments, maintenance of strategic alliances, the Year 2000 readiness of third parties we do business with and other factors discussed in our filings with the Securities and Exchange Commission.

GENERAL

         Our sales and profits have been generated primarily through the sale of external pumps and related disposable products used to deliver insulin in the intensive management of diabetes. Additionally, through our acquisitions of Home Medical Supply, Inc., which we call HMS, Dartec AB, a Swedish distributor which we call Dartec, and Diabetes Support Systems, Inc., which we call DSS, we also have broadened our product offerings to include other diabetes supplies and pharmacy products generally used in the treatment of this disease. We distribute these products nationally and in some foreign countries.

         Current product development and manufacturing operations are focused on two product lines: external insulin pumps and related disposables and continuous glucose monitoring systems. Future development of the external pump and disposable product line will focus upon improving the existing technology for its current use in diabetes treatment and the utilization of this technology for the treatment of other medical conditions. On June 15, 1999, we received FDA approval of the first generation of our continuous glucose monitoring system. We recently initiated commercial distribution for this product line in a limited manner, and commercial success will be subject to our ability to implement successfully manufacturing, sales, marketing and reimbursement plans. Sales of the implantable pump product line have been and will continue to be limited until full regulatory approval is obtained.

         During 1999, we entered into two strategic relationships which will affect future product development efforts. In February 1999, we entered into an agreement with Eli Lilly and Company giving us a worldwide license to package and sell a new formulation of Lilly's insulin lyspro for use with our programmable insulin infusion pumps. In June 1999, we entered into agreements with a division of Elan Corporation, PLC to manufacture and market exclusively under our name a disposable, constant-flow infusion system developed by Elan to deliver insulin. We will also manufacture this infusion system for Elan and its other licensees for use with a variety of other pharmaceutical compounds. Products related to these agreements are subject to regulatory approval.

RESULTS OF OPERATIONS

         The following table sets forth, for the three and nine month periods ended October 1, 1999, and October 2, 1998, the percentage relationship to net sales of some items in our consolidated statements of income and the percentage change in the dollar amount of these items on a comparative basis.

                                                                        PERCENTAGE OF NET SALES
                                              ------------------------------------------------------------------------------
                                                       THREE MONTHS ENDED                      NINE MONTHS ENDED
                                              -------------------------------------  ---------------------------------------
                                              OCTOBER 1,    OCTOBER 2,   % INCREASE  OCTOBER 1,    OCTOBER 2,     % INCREASE
                                                 1999          1998      (DECREASE)     1999          1998        (DECREASE)
                                              ----------    ----------   ----------  ----------    ----------     ----------
                                                                               (Unaudited)
Net sales                                       100.0%        100.0%        47.3%       100.0%        100.0%        52.1%
Cost of sales                                    32.1          37.5         26.2         33.0          39.3         27.7
                                              ----------    ----------   ----------  ----------    ----------     ----------
Gross profit                                     67.9          62.5         59.9         67.0          60.7         72.8

Operating expenses:
       Selling, general and administrative       44.4          41.9         55.8         42.7          40.8         59.0
       Research and development                  12.4          11.2         64.3         12.9          11.8         66.8
       Research and development contract         (2.9)         (4.3)          --         (3.2)         (4.8)          --
                                              ----------    ----------   ----------  ----------    ----------     ----------
           Total operating expenses              53.9          48.8         62.6         52.4          47.8         66.9
                                              ----------    ----------   ----------  ----------    ----------     ----------
Operating income                                 14.0%         13.7%        50.2%        14.6%         12.9%        71.4%
                                              ==========    ==========   ==========  ==========    ==========     ==========

         The following table sets forth domestic and international net sales and gross profits for our significant business activities for the three and nine month periods ended October 1, 1999 and October 2, 1998.

                                                   DOLLARS IN THOUSANDS                                % OF NET SALES
                                     THREE MONTHS ENDED          NINE MONTHS ENDED        THREE MONTHS ENDED     NINE MONTHS ENDED
                                  -----------------------     -----------------------     -------------------   -------------------
                                   OCT. 1,        OCT. 2,       OCT. 1,      OCT. 2,       OCT. 1,   OCT. 2,    OCT 1,     OCT 2,
                                    1999           1998          1999          1998         1999      1998       1999       1998
                                  ---------     ---------     ---------     ---------     -------    -------    -------    --------
                                                                                  (Unaudited)
NET SALES:
Diabetes products:
  External pumps and
     related disposables
    Domestic                      $  43,935     $  28,637     $ 119,634     $  72,965        85.5%      82.1%      84.6%      78.5%
    International                     3,614         2,688        11,157         7,644         7.0        7.7        7.9        8.2
                                  ---------     ---------     ---------     ---------     -------    -------    -------    -------
      Subtotal                       47,549        31,325       130,791        80,609        92.5       89.8       92.5       86.7
  Implantable insulin pumps             393           143           945           482         0.8        0.4        0.7        0.5
  Other diabetes supplies             2,510         1,364         6,405         4,334         4.9        3.9        4.5        4.7
                                  ---------     ---------     ---------     ---------     -------    -------    -------    -------
Total diabetes products              50,452        32,832       138,141        85,425        98.2       94.1       97.7       91.9
Pharmacy products                       948         2,065         3,253         7,554         1.8        5.9        2.3        8.1
                                  ---------     ---------     ---------     ---------     -------    -------    -------    -------
           Total net sales        $  51,400     $  34,897     $ 141,394     $  92,979       100.0%     100.0%     100.0%     100.0%
                                  =========     =========     =========     =========     =======    =======    =======    =======

GROSS PROFIT:
  External pumps and
    related disposables           $  33,978     $  21,577     $  92,303     $  55,544        66.1%      61.8%      65.3%      59.7%
  Implantable insulin pumps            (357)         (294)         (717)       (1,656)       (0.7)      (0.8)      (0.5)      (1.8)
  Other diabetes supplies             1,267           481         2,513         1,655         2.5        1.4        1.7        1.8
                                  ---------     ---------     ---------     ---------     -------    -------    -------    -------
Total diabetes products              34,888        21,764        94,099        55,543        67.9       62.4       66.5       59.7
Pharmacy products                        10            62           675           925         0.0        0.2        0.5        1.0
                                  ---------     ---------     ---------     ---------     -----      -----      -----      -----
            Total gross profit    $  34,898     $  21,826     $  94,774     $  56,468        67.9%      62.6%      67.0%      60.7%
                                  =========     =========     =========     =========     =======    =======    =======    =======

NET SALES

Net sales increased 47.3% during the three months ended October 1, 1999 over the three months ended October 2, 1998 to $51,400,000 from $34,897,000, and increased 52.1% to $141,394,000 in the first nine months of 1999 from $92,979,000 for the first nine months of 1998. This sales growth is principally the result of an increase in the sales of external pumps and related disposables. In the third quarter of 1999 sales of these products increased 51.8%, or $16,224,000 over the third quarter of 1998, and $50,182,000 or 62.3%
for the first nine months of 1999 over the corresponding period of 1998. Domestic sales of these products grew 53.4% or $15,298,000 in the third quarter of 1999 compared to the third quarter of 1998, while international sales increased 34.4% or $926,000 during the same period. For the first nine months of 1999, domestic sales of external pumps and related disposable products increased by 64.0% while foreign sales of these products increased by 46.0% over the comparable period of 1998.

The domestic net sales growth was derived primarily from increased volume of external pumps and related disposables combined with an increase in average prices realized on external pump sales. The higher domestic external pump price resulted from the continued shift of sales through our direct sales organization rather than through independent dealers, which receive discounts on these products. We have recently launched our next generation external pump which has a higher list price. However, due to certain contractual obligations with managed care entities, we do not believe that this price increase will result in improved margins or sales in the immediate future. International sales of external pumps and related disposable products grew primarily due to greater sales volumes of external pumps, while pricing of external pumps in the international market in the third quarter of 1999 remained consistent with the comparable periods of 1998. Domestic and international pricing for disposable products did not change materially from the first nine months of 1998 to the first nine months of 1999.

         Sales of implantable pumps increased 174.8% or $250,000 from the third quarter of 1998 to the third quarter of 1999, while sales of these products for the first nine months of 1999 increased 96.1% or $463,000 over the first nine months of 1998. While we have obtained regulatory approval for the implantable pump in Europe, the special insulin utilized by the pump has not been approved in Europe. No approvals have been obtained in the United States. Sales of implantable pumps to date have been generated mainly in connection with clinical trials and compassionate use of the pumps. No assurance can be given as to when these approvals will be received, if at all.

         Sales of other diabetes supplies increased by 84.0% or $1,146,000 from the third quarter of 1998 to the third quarter of 1999, while sales of these products for the first nine months of 1999 increased by 47.8% or $2,071,000 over the first nine months of 1998. This increase is volume based as we have added new customers and expanded our 1999 diabetes customer base through our acquisition of DSS. Average sales prices, however, have decreased for these products due to reimbursement trends. Pharmacy products sales decreased by 54.1% or $1,117,000 from the third quarter of 1998 to the third quarter of 1999, while sales of these products for the first nine months of 1999 decreased by 56.9% or $4,301,000 compared to the first nine months of 1998. The pharmacy operation historically distributed products to treat a number of medical conditions, including diabetes, HIV/AIDS and renal failure. The 1999 sales decrease resulted primarily from our continued narrowing and restructuring of the pharmacy operations.


OPERATING RESULTS

         Cost of Sales and Gross Profit--Cost of sales increased 26.2% during the three months ended October 1, 1999 over the three months ended October 2, 1998 to $16,502,000 from $13,071,000, and increased 27.7% to $46,620,000 from
$36,511,000 for the nine months ended October 1, 1999 as compared to the nine months ended October 2, 1998. As a percentage of net sales, cost of sales in the 1999 third quarter decreased to 32.1% from 37.5% in the comparable period of 1998, while cost of sales as a percentage of net sales for the first nine months of 1999 decreased to 33.0% from 39.3% for the comparable period of 1998. Gross margins on external pumps and disposables increased to 71.5% of pump and disposable sales during the 1999 third quarter compared to 68.9% for this product line during the 1998 third quarter. For the first nine months of 1999 gross margins on external pumps and disposables increased to 70.6% compared to 68.9% for the comparable period in 1998. The improvement in year-to-date and quarterly gross margins on these products was primarily the result of the increase in average prices on external pump sales, a reduction in the cost of certain disposable products that we purchase from contract manufacturers due to rebates and volume discounts, and manufacturing efficiencies due to increased volumes.

         Our overall gross profits continue to be adversely impacted by the implantable pump product line due to continued limited sales prior to full commercial release. We sold assets and transferred technology related to this product line on September 1, 1998 to Medical Research Group, Inc., an affiliate which we call MRG. MRG has assumed all manufacturing and product development activities relating to the implantable pump. Implantable pump gross margins as a percent of implantable pump sales improved during both the 1999 third quarter and the first nine months of 1999 compared to the comparable periods in 1998 due to this transaction. We expect this improvement in margins to continue in the short-term as a result of the MRG transaction, however, in the long-term, margins may be reduced due to the transfer of the manufacturing operation to MRG and as our role has been converted to an exclusive distributor of this product. We are required to purchase minimum quantities of implantable pump units from MRG at negotiated prices. MiniMed must also purchase minimum quantities beyond 2001 in order to preserve our exclusive distribution rights. The date by which these purchase commitments must be satisfied may be extended if and to the extent MRG fails to complete specific technology improvements to the implantable pump. Current minimum purchase commitments for implantable pumps based upon current prices are:

     Through December 31, 2000.........        $10,354,000
     In 2001 ..........................          8,935,000
                                               -----------
          Total .......................        $19,289,000
                                               ===========


         Gross margins for other diabetes supplies increased to 50.5% of diabetes supplies sales during the 1999 third quarter compared to 35.3% of diabetes supplies sales during the comparable period in 1998. Gross margins for this product line increased to 39.2% of diabetes supplies sales during the first nine months of 1999 compared to 38.2% of diabetes supplies sales during the comparable period in 1998. The improvement in the 1999 gross margins for other diabetes supplies resulted from lower costs on several of these products due to volume rebates earned. Average sales prices of these products continue to decline due to current reimbursement trends.

         Gross profits on pharmacy products decreased 83.9% to $10,000 during the third quarter of 1999, compared to $62,000 during the third quarter of 1998. Pharmacy products gross margins also decreased 27.0% to $675,000 for the first nine months of 1999, compared to $925,000 for the first nine months of 1998. These fluctuations in pharmacy products gross margins were primarily due to our restructuring of the pharmacy operations as described above.

         Operating Expenses--Selling, general and administrative expenses increased 55.8% during the three months ended October 1, 1999 as compared to the three months ended October 2, 1998 to $22,809,000 from $14,643,000. For the nine months ended October 1, 1999, selling, general and administrative expenses grew 59.0% to $60,344,000 from $37,963,000 for the nine months ended October 2, 1998. As a percentage of net sales, these expenses increased to 44.4% during the third quarter of 1999 and to 42.7% during the first nine months of 1999 compared to 42.0% during the third quarter of 1998 and to 40.8% for the first nine months of 1998. These expenses have increased on an overall basis and as a percentage of sales primarily due to our continued spending to support our worldwide sales growth. These increases include variable costs related to field sales expenses, significant increases in marketing and customer support, European expansion through our subsidiaries and general and administrative staffing increases to support these activities.

         Research and development expenses grew 64.3% during the third quarter of 1999 over the third quarter of 1998 to $6,394,000 from $3,892,000, with research and development expenses increasing 66.8% to $18,262,000 for the first nine months of 1999 compared to $10,946,000 for the first nine months of 1998. As a percentage of sales, research and development expenses increased to 12.4% during the third quarter of 1999 from 11.2% during the comparable period in 1998, and increased to 12.9% of net sales for the first nine months of 1999 compared to 11.8% during the first nine months of 1998. The 1999 increase in research and development costs resulted from greater resources directed to the development of continuous glucose monitoring systems, start-up manufacturing operations of the continuous glucose monitoring systems, development of future generation external insulin pumps and related disposable products and data communication capabilities for external pumps and continuous glucose monitoring systems. We anticipate that research and development expenditures for future periods will continue to increase as we commercialize new products and develop manufacturing operations for our constant-flow infusion system and the Lilly insulin lyspro.

         During the 1998 first quarter, we signed a research and development contract with American Medical Instruments, Inc., which we call AMI, a member of The Marmon Group of companies. Under terms of the agreement, and subject to the achievement of quarterly performance milestones, we can receive up to $12.0 million in funding, payable in quarterly installments of $1.5 million, for two research and development projects. Subject to payment of royalties to AMI, we will have the right to sell products utilizing the technology pursuant to the agreement on a worldwide basis, with the exception of Japan. We also have the right to either purchase the technologies developed or acquire a fully paid-up exclusive worldwide license for these technologies, in either case at prices ranging from an aggregate of $13.5 million to $19.0 million subject to downward adjustment during specific periods through April 30, 2002. During the third quarter of both 1998 and 1999, we recorded $1.5 million from this research and development contract as a reduction of operating expenses as costs related to completion of the contractual obligations will be included in research and development expense.

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

         Other--During the three and nine months ended October 1, 1999 and during the three and nine months ended October 2, 1998, other income consisted primarily of interest income generated from our cash, cash equivalents, and short-term investment balances.

LIQUIDITY AND CAPITAL RESOURCES

         We generated cash from operations of $3,499,000 during the nine months ended October 1, 1999, whereas we used cash in operations of $4,580,000 during the nine months ended October 2, 1998. Cash flow from operations during the first nine months of 1999 improved over 1998 due to the effect of the tax benefit realized from non-qualified stock option exercises. This improvement in 1999 cash flow from operations was partially offset by increases in inventory and accounts receivable balances during the period. We continued to increase finished goods inventory levels during the third quarter of 1999 to support the historically higher sales volumes we have experienced in the fourth quarter and to support our launch of a new model external insulin pump.

         Capital expenditures during the first nine months of 1999 were $14,905,000 compared to $14,899,000 during the first nine months of 1998. Our 1998 and 1999 capital expenditures related primarily to building manufacturing capacity for the continuous glucose monitoring systems, as well as other building improvements, manufacturing expansion, research and development engineering equipment and information systems upgrades to support growth. We anticipate that future capital expenditures will continue to increase in support of our new product activities, including expenditures for start-up manufacturing operations for our new disposable continuous drug delivery system that we will exclusively manufacture on a worldwide basis, and to build the infrastructure necessary to accommodate our anticipated growth. During the third quarter of 1999, we paid $7.0 million to Elan for license fees related to the disposable continuous drug delivery system. Additional license fees ranging between $8.0 million and $13.0 million will be due in future periods subject to certain conditions and attainment of certain milestones.

         We received $140,588,000 during the first nine months of 1999 in connection with our recent public offering of 2,172,500 shares of our common stock net of expenses. There were no significant equity transactions during the first nine months of 1998.

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

         We received $4.5 million during the first nine months of 1998 and 1999 under terms of our research and development contract with AMI. As indicated above, we have the right to purchase the technologies developed or acquire a fully paid-up, exclusive worldwide license for these technologies, in either case at prices ranging from an aggregate of $13.5 million to $19.0 million, subject to downward adjustment, during specific periods through April 30, 2002, or may alternatively elect to pay royalties on sales of products utilizing the technology developed pursuant to the contract. We have also entered into an agreement by which, among other transactions, we have acquired an option to purchase the exclusive worldwide marketing rights to a long-term glucose sensor and related products being developed by MRG for $30.0 million within 90 days of MRG's first successful human implant in a clinical trial performed in accordance with applicable regulatory requirements. To retain our exclusive marketing rights, we are required to purchase minimum quantities of some products from MRG. We do not anticipate exercising this option prior to 2000. In the event that we pursue either of these opportunities, additional capital resources may be required.

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

YEAR 2000 COMPLIANCE

         The Year 2000 problem, or Y2K, refers to the potential of all electronic devices to improperly calculate dates in and beyond the year 2000. In the second quarter of 1998, we formed a Year 2000 Oversight Committee to evaluate our position regarding Y2K. The committee consists of members representing all of the major operating and administrative departments within MiniMed including information technology, facilities, manufacturing, research and development, regulatory, quality assurance, materials, finance and accounting and legal.

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


Products

         We have completed our evaluation of the Y2K readiness and impact on our current and impending product offerings. Such evaluation has shown that Y2K will not pose operating problems for these products. Products that were manufactured and distributed prior to the Company's Y2K preparedness efforts (all model external insulin pumps prior to the model 507C) do not utilize or maintain month-day-year data. Only day of the week data is utilized for recording event history and programming for insulin delivery. Current and impending products that do maintain month-day-year data have been designed and programmed to ensure year 2000 compatibility. Specifically, the Company has confirmed that such products will not function abnormally or provide invalid or incorrect results caused by processing date data up to the year 2000 and beyond.

Inventory

         As of the end of the second quarter of 1999, we had completed the process of creating a master inventory of all equipment and software vulnerable to Y2K. Additionally, the Company has prioritized the impact of all such equipment and software on our critical business processes. This process was coordinated by personnel in the Company's Information Technology Group that are dedicated to preparing the Company for Y2K. When appropriate, we have engaged the services of independent consultants to support our internal personnel working on this project to analyze and develop testing standards and approaches.


Remediation

         To date, remediation programs to address problems that had been identified are substantially complete. We have remediated approximately eleven hundred (1,100) personal computers, fifty-six (56) servers, manufacturing systems utilizing embedded chips to process information, as well as the Company's communication systems, security systems, environmental control systems and various other pieces of equipment and machinery. We have also substantially completed our remediation efforts relating to our internal software systems and applications. These include all material software systems utilized on a Company wide basis, all of our enterprise network applications (including accounting, control and sales management systems) and material internally developed software applications. We are currently in the final stages of testing these systems to insure Y2K functionality.


Vendor Compliance

         We have initiated formal communication with our vendors to assess their compliance with and readiness for Y2K. Questionnaires have been developed and distributed to vendors. These questionnaires, when returned by a vendor, have been evaluated to assess the Y2K risk presented by that vendor. A subset of the Company's vendors have been identified as critical to the Company's continuing operations. On site evaluations at several of these critical vendors' sites of operations have been conducted. To date, approximately 98% of the Company's vendors have returned completed Y2K readiness questionnaires. Included in these responses are all of the completed Y2K readiness questionnaires relating to the Company's critical vendors. The Company's focus has been on analyzing the responses of these critical vendors.


Risks

         The Company expects that it has, or will, implement the modifications necessary to address any Y2K issues that the Company may have. We currently believe that, with the modifications made to existing software, conversion to new software and appropriate remediation of effected hardware (including equipment and machinery), Y2K is not reasonably likely to pose significant operational problems for the Company. However, if unforeseen difficulties arise or such modifications, conversions or remediation prove ineffective, Y2K may have a material adverse impact on the results of operations and financial condition of the Company.

         We suspect that our greatest Y2K risk will be that of vendor compliance. We rely on our vendors to supply us with critical components necessary for the manufacture and distribution of our products. The Y2K compliance of insurance companies, management service organizations, and other third-party payors who provide revenue to the Company, over which we have no control, also presents a risk to the operations of the Company. While the Company has taken steps in evaluating and minimizing these risks, we cannot assure that there will not be significant operational Y2K issues caused by unresolved Y2K problems with the systems of third parties over which we have no control. We believe that the plan, implemented by the committee, has significantly reduced both our level of uncertainty about the Y2K problem and the possibility of significant interruptions to normal operations. Although the Company has not been put on notice of, or discovered any, third party problem that will not be timely resolved, the Company has limited information and assurances concerning the Y2K readiness of third parties. The resulting risks to the Company's business are very difficult to assess due to the large number of variables involved. If third parties fail to achieve Y2K compliance, Y2K problems could have a material adverse impact on the Company's operations.


Contingency Plans

         The Company believes that our most reasonably likely worst case scenario would relate to the failure of third party systems over which the Company has no control and for which the Company has no ready substitute, such as, but not limited to, systems of critical vendors, utilities and communications. A failure of such systems may result in an interruption in, or failure of, normal business activities and could materially impact our results of operations and financial position. Due to the general uncertainty inherent in the Y2K problem, resulting primarily from the uncertainty of the Y2K readiness of our vendors and suppliers, we are unable to determine at this time whether the consequences of Y2K failures will have a material adverse impact on us.

         The Company has, however, instituted a Y2K contingency plan which is designed to ameliorate the effect of any Y2K problems actually encountered. The contingency plan contemplates a potential problem with the Company's internal systems, a problem with continuing availability of certain component parts provided by vendors and possible loss of utility services such as power and communications. Specifically, inventory policies have been reevaluated to mute the impact of a loss of a critical vendor, alternative power sources have been dedicated to critical areas, and contingency communication procedures have been implemented. The Company has also implemented plans to limit the amount of data that may be lost in case of a major internal system problem and procedures in all functional areas have been changed to reflect such plans. While the Company believes that these plans will lessen the impact of any unforeseen Y2K problem, the Company cannot assure that such a problem will not have a material adverse impact on our results of operations and financial position of the Company.

Cost

         In the performance of our previously described Y2K compliance activities we expect to spend less than $1,000,000. Management currently believes that we have adequate working capital to fund these activities.

         Readers are cautioned that forward looking statements contained in this Year 2000 Compliance section should be read in conjunction with our cautionary language in the first paragraph of Management's Discussion and Analysis of Financial Condition and Results of Operations on page 10.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On August 31, 1999, we entered into a settlement agreement and mutual release with Fimed, Inc. relating to the litigation then pending in Los Angeles County Superior Court. Neither Fimed nor MiniMed acknowledged or admitted any liability as part of the settlement. As stipulated in the agreement, terms of the settlement will be kept confidential.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

ITEM 5. OTHER INFORMATION

     Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit No.    Exhibit
-----------    ----------------------------------------------------------------------
3(ii).1        Amendment to Bylaws of MiniMed Inc.

10.1           First Amendment to Stock Pledge Agreement made by MiniMed in favor of
               ING (U.S.) Capital LLC dated as of June 24, 1999.

10.2           Change of Control Agreement dated August 12, 1999 between MiniMed Inc.
               and Stephen Bowman.

10.3           Third Amended and Restated 1994 Stock Incentive Plan (Incorporated by
               reference from Exhibit 4.1 to Post Effective Amendment No. 2 to the
               Company's Registration Statement on Form S-8 filed by the Company on
               September 16, 1999, registration no. 33-95630).

27.1           Financial Data Schedule.



(b)   Reports on Form 8-K

      Current Report on Form 8-K filed August 31, 1999, announcing the execution of a settlement agreement and mutual release with Fimed, Inc. relating to the litigation then pending in Los Angeles County Superior Court.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                       MiniMed Inc.


Date: November 15, 1999                /s/ KEVIN R. SAYER
                                       -------------------------------------
                                       Kevin R. Sayer
                                       Senior Vice President, Finance &
                                       Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit No.    Exhibit
-----------    ----------------------------------------------------------------------
3(ii).1        Amendment to Bylaws of MiniMed Inc.

10.1           First Amendment to Stock Pledge Agreement made by MiniMed in favor of
               ING (U.S.) Capital LLC dated as of June 24, 1999.

10.2           Change of Control Agreement dated August 12, 1999 between MiniMed Inc.
               and Stephen Bowman.

10.3           Third Amended and Restated 1994 Stock Incentive Plan (Incorporated by
               reference from Exhibit 4.1 to Post Effective Amendment No. 2 to the
               Company's Registration Statement on Form S-8 filed by the Company on
               September 16, 1999, registration no. 33-95630).

27.1           Financial Data Schedule.