Form 10-K
period 1999-12-31
MINIMED INC
filed 2000-03-30
CIK 945801

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

                    FOR FISCAL YEAR ENDED DECEMBER 31, 1999.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant at March 21, 2000 was $3,094,488,657 (based on closing sale price of $107.50 per share as reported on the Nasdaq National Market). The total number of shares outstanding of the registrant's Common Stock as of March 21, 2000 was 31,671,496.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the following document are incorporated herein by reference:
Part III -- The Registrant's Proxy Statement for its 2000 Annual Meeting (the "2000 Proxy").

                     Exhibit Index is located at page [67]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

     Some of the information in this Annual Report on Form 10-K contains forward-looking statements, including statements relating to the anticipated operating results, growth, financial resources, development of new products and markets, trends relating to certain expenses, obtaining and maintaining regulatory approval, commercial acceptance of new products, obtaining and maintaining reimbursement for our products, expectations regarding competition from other companies and from other methods of treating medical conditions and our ability to manufacture and distribute our products our success in maintaining our license agreements with Medical Research Group, Inc. ("MRG") and the success of MRG's product development and performance. The forward-looking statements are based on assumptions, including assumptions of future events. Although we believe that our expectations are based on reasonable assumptions, the actual results and our financial position will vary from those projected or implied in the forward-looking statements, and the variances may be material. Such variances result from the risks and uncertainties which affect our business, including changes in economic and market conditions, acceptance of our products by health care and reimbursement communities, health care legislation and regulation, new developments in diabetes therapy, administrative and regulatory approval and related considerations, competitive developments, effective integration of our acquisitions, maintenance of strategic alliances and other factors discussed under the caption "Risk Factors" contained in our Prospectus dated June 29, 1999 filed with the Securities and Exchange Commission.

ITEM 1. BUSINESS

     We design, develop, manufacture, market and sell advanced microinfusion systems and continuous glucose monitoring systems for the intensive management of diabetes. Our primary goal is to continue to be an innovator in designing and bringing to market advanced medical devices for the treatment of diabetes. We are also using our drug delivery expertise to develop infusion devices for the treatment of other chronic medical conditions. Our development efforts are focused on creating products which will offer patients a comprehensive and integrated approach to enhanced disease management.

     We have been selling external insulin infusion pumps and related supplies since 1983, and we believe we have established a reputation for quality and service associated with the MiniMed name. We believe that we are the leading provider of insulin infusion systems in the world, with a present market share in the United States which we estimate to be approximately 80% of new product sales. Our net sales of these external pumps and related disposables have grown at a compounded annual growth rate of approximately 46% from $43.7 million in 1995 to $197.5 million in 1999. In turn, this growth has driven our overall net income from $2.3 million to $21.9 million over the same period. We intend to leverage our existing customer base and current distribution channels to introduce new products to satisfy more of our customers' needs and provide more complete diabetes management solutions.

MARKET OVERVIEW

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

     The concentration of glucose in the bloodstream must be controlled within a relatively narrow range to maintain normal health. Insulin, which is secreted by the islet cells in the pancreas, is the primary regulatory mechanism by which the body metabolizes glucose. A normal pancreas produces the correct amount of insulin required to maintain a person's glucose at proper levels. In patients with diabetes, however, glucose is not fully metabolized. This is either because insulin-producing cells are destroyed or exist in reduced numbers, or some combination of both and, as a result, the body's cells do not effectively metabolize glucose.

     Although we believe that our most significant growth opportunity is to expand our diabetes business, we also believe that opportunities involving application of our technology to the delivery of other drugs may become increasingly important in the future.

TYPE 1 VERSUS TYPE 2 DIABETES

     Diabetes is typically classified into two primary types. Type 1, sometimes referred to as juvenile onset, is the more severe form of the disease and is characterized by a complete lack of insulin secretion by the pancreas. In order to maintain body chemistry balance and sustain life, Type 1 patients require life-long, daily insulin therapy. In Type 2 diabetes, the more prevalent form of the disease, sometimes referred to as adult onset, the pancreas produces some insulin but glucose levels are still not adequately controlled. There is a spectrum of the severity in Type 2 diabetes, ranging from those patients whose disease is mild and even undiagnosed, to those who can usually manage their disease by diet and exercise, to those who use various oral medications and to the most serious segment that requires use of insulin.

HOW MANY PEOPLE HAVE DIABETES?

     According to the American Diabetes Association, which we call the ADA, diabetes afflicts approximately 16 million people in the Unites States, or approximately 6% of the total population, 800,000 to 1 million of whom are estimated by the ADA to suffer from Type 1 diabetes. The Health Care Financing Administration which administers the Medicare Program estimates that there is an incidence of 30,000 new diabetes cases per year. Although patients with Type 1 diabetes represent the primary market for our programmable insulin pumps, there is a small but growing use of programmable insulin pumps for Type 2 diabetes. Based on industry sources, we estimate that there are approximately 3 million Type 2 patients using insulin in the U.S.

THE COMPLICATIONS OF DIABETES

     People with diabetes experience distress at both high levels of glucose
 -- "hyperglycemia," -- and low levels of glucose -- "hypoglycemia," with significant short and long-term negative impacts on wellness and mortality. Recurring high glucose levels inhibit the immune system and result in fatigue, slow healing and lower resistance to infection. In severe cases, high glucose levels can lead to coma and death. Chronically high glucose levels can result in major, long-term complications such as eye disease, kidney disease, nerve disease, male impotence and cardiovascular complications, including heart attacks and strokes. Low glucose levels can also lead to complications, including fainting, weakness and, in severe cases, unconsciousness, permanent loss of cognitive power and death. According to the ADA, diabetes is a leading cause of:

     - blindness in adults 25 to 74 years old with 12,000 to 24,000 new cases annually in the United States;

     - renal failure with approximately 27,900 cases in 1997; and

     - amputations with approximately 56,000 cases annually.

     Based upon data from the ADA, diabetes is the sixth leading direct cause of death by disease in the United States, accounting for approximately 193,000 deaths in 1996.

COSTS TO THE HEALTH CARE SYSTEM

     The costs to the health care system associated with the treatment of diabetes and its complications are significant. According to the ADA, the total health care costs in the United States of treating people with all types of diabetes was estimated to be $98.0 billion in 1997. This included $7.7 billion for diabetes and acute glycemic care, $11.8 billion for related chronic complications and $24.6 billion for general medical conditions. Another $54.1 billion was for indirect costs, including premature mortality and disability.

THERAPY FOR DIABETES

     To avoid the acute effects of diabetes and to reduce the associated complications, patients with Type 1 diabetes, and many Type 2 patients, must use insulin daily to control glucose levels. A person's glucose level will vary depending upon food intake, insulin availability, exercise, stress and illness. To achieve good control a patient needs a continuous supply of insulin to provide his or her background metabolic needs, as well as periodic larger amounts for meals, known as bolus infusions. Patients generally follow one of two therapy protocols:

     - conventional, which involves one or two self-administered, daily injections of long-acting, timed-release, insulin, as well as short acting insulin along with diet control and exercise; or

     - intensive, which consists either of (1) pump therapy with fast-acting insulin or (2) at least three injections per day of mixtures of long-acting and fast-acting insulins.

     Pumps can be programmed to better meet these needs because they usually use only fast-acting insulin delivered in hundreds of microinfusions throughout the day in a profile that provides both a constant flow of insulin, or basal rate, and also bolus infusions when needed. Because of the limited number of injections and the uneven absorption of timed-release insulins, we believe that in many patients neither conventional nor multiple injection therapy controls glucose levels as well as pump therapy. Our products have been shown in clinical trials to provide reduced glycemic variability and significantly fewer severe hypoglycemic events than conventional or multiple daily injection therapy.

THE DAILY RITUAL: WHAT THE DIABETES PATIENT CURRENTLY MUST DO

     In order to gauge insulin dosage, a patient should measure his or her glucose level at least several times per day. Currently, this is done by:

     - pricking a finger with a needle;

     - drawing a drop of blood;

     - placing it on a disposable strip;

     - inserting the strip into a small meter about the size of a pager; and

     - waiting twelve seconds to two minutes for a number to appear on the display.

     The patient must then assess his or her carbohydrate intake and, using the measurement of glucose concentration, determine the appropriate amount of insulin required. If necessary, the patient then administers that amount of insulin using a syringe, a pen injector or a programmable infusion pump.

     We believe that the discomfort, complexity and time associated with this entire process discourages patient compliance. In addition, the current glucose monitoring procedure provides measurements at only a few points in time. With each determination the patient does not know for sure if his or her glucose level is rising, falling or remaining stable. This can lead to erroneous conclusions as to the amount of insulin needed. In spite of these limitations, we estimate the present worldwide market for these glucose meters and strips and related disposables to be approximately $3.25 billion. The continuous glucose monitoring technology we are currently developing is intended to compete eventually with these glucose meters and strips, especially for insulin-using patients, who use over half of the total worldwide supply of glucose meters and strips. We cannot assure you, however, that our continuous glucose monitoring systems will prove to be sufficiently accurate and effective or that we will be able to commercially market these products.

NIH LANDMARK STUDY: DCCT

     In 1984, the National Institutes for Health, or NIH, started a $165.0 million study known as the Diabetes Complications and Control Trial, which is generally referred to as the DCCT, involving 1,441 Type 1 patients who participated over the entire approximately ten-year term of the study. The study was designed to determine whether close control of blood glucose levels, approaching "normal" levels, could prevent the onset and the progression of severe, long-term complications of Type 1 diabetes. Individuals with diabetes with mild or no significant complications were randomly divided into two groups:

     - the conventionally-managed patients took one or two injections daily of a variety of types of mixed insulins and were required to measure their blood glucose levels once or twice per day; and

     - the intensively-managed patients were given the choice of three or more injections per day, or use of an insulin pump. These patients were required to take at least four glucose measurements daily.

     The NIH provided to patients who used insulin pumps our earlier Model 504-S, although a small number of patients who had already been using other pumps were permitted to continue using their existing pumps. Among the intensively-managed patients, 34% overall used external pumps, and at the end of the study 42% of the intensively-managed patients were using pumps.

     In September 1993, The New England Journal of Medicine published the results of this landmark study, which concluded that:

     - Serious consequences of diabetes were reduced significantly for the intensively-managed patient group as a whole.

     - Progression of the three primary conditions that were evaluated was reduced in the intensive group relative to the conventional group: eye disease by 76%, kidney disease by 50% and nerve disease by 60%.

     - The incidence of hypoglycemic events for the intensively-managed group was three times higher than for the conventionally-managed group.

     - In spite of the finding with respect to hypoglycemic events, the NIH concluded that Type 1 patients should be treated intensively because the reduction in long-term complications greatly outweighed the risk of hypoglycemic events. In fact, the results of the study were so compelling that the study was terminated a year earlier than planned.

MORE RECENT CLINICAL STUDIES

     Although the DCCT was not intended to compare the benefits of pump therapy with multiple daily injections, more recent studies have focused on this comparison and have concluded that pump therapy has significant advantages.

     In November 1999, Diabetes Care, a respected scientific journal, published the results of a study conducted by Elizabeth Boland, MSN, APRN, PNP, CDE and others, involving 75 adolescents between the ages of 12 and 20 years who were candidates for intensive therapy. Twenty-five of the patients chose the external programmable pump as their mode of diabetes treatment while the other fifty patients chose multiple daily injections. The study found that the rate of severe hypoglycemic events was reduced by almost 50% in the group using the pump. The pump patients also used less insulin than those receiving multiple daily injections. Furthermore, the patients using pumps found coping with diabetes to be less difficult than adolescents using multiple daily injections.

     In April 1996, Diabetes Care published the results of a study by Bruce Bode, M.D. and others, involving 55 patients who managed their glucose levels intensively, using multiple daily injections for at least 12 months before switching to our external programmable pump for a minimum of 12 months. The study found that the patients achieved reduced glycemic variability and a four-to six-fold reduction in severe hypoglycemic events with the pump.

     The EVADIAC study group in France presented two studies in 1996 which included a comparison of pump therapy using implantable pumps to multiple daily injections and external programmable pumps. We manufactured a majority of the implantable pumps used in the studies. The studies, involving more than 240 patients, found that implantable pumps had significant advantages over alternative intensive management therapies for Type 1 patients. The studies also showed that patients with implantable pumps had an even greater reduction in severe hypoglycemic events than patients with external pumps.

     In October 1996, the Journal of the American Medical Association, generally known as JAMA, published the results of a prospective, randomized study performed for the U.S. Department of Veterans Affairs which compared pump therapy using our implantable pump to multiple daily injections in a total of 105 Type 2 patients. The study found that Type 2 patients with implantable pumps achieved reduced glycemic variability and reduced risk of hypoglycemic events without weight gain, as compared to those patients using multiple daily injections. The study also showed that the pump patients had an enhanced quality of life.

     In 1998, the UK Prospective Diabetes Study published in The Lancet, found, over a ten-year period, that intensively-managed Type 2 patients had a 25% reduction in the risks of microvascular clinical complications, such as eye disease and kidney disease. The only disadvantages according to the study to intensive management for Type 2 patients were weight gain and risk of hypoglycemia. There was also no evidence that intensive treatment had any specific adverse effect on macrovascular disease.

THE MINIMED SOLUTION

     We believe our insulin pumps and continuous glucose monitoring technologies offer patients with diabetes substantial benefits over the current alternative therapies. In addition, we believe our technologies for external programmable pumps can be used in the controlled delivery of other large molecule compounds with advantages over current treatment options.

INSULIN PUMP TECHNOLOGIES

     Our diabetes products, both those already available commercially and others under development, reduce the serious complications of diabetes by enabling patients to more easily, accurately and intensively manage their glucose levels. Our programmable insulin pumps have substantial advantages over conventional or intensive injection therapy, because they:

     - Result in Fewer Severe Hypoglycemic Events. The Diabetes Care, EVADIAC and JAMA studies referred to above all demonstrated this using our pumps.

     - Enable Rapid Insulin Absorption and Availability. Our pumps use fast-acting insulin which is more quickly absorbed into the blood. Regular and timed-release insulins take considerable time before initiating metabolism of glucose, which means that a patient using injection therapy must administer an injection well before the insulin is actually needed. Changing plans can cause problems. For example, a bolus injection -- a single sizable dose -- of regular insulin should be taken 5-15 minutes before a meal. If the carbohydrate intake or the timing changes, glucose control is impaired. In pump therapy, which uses only fast-acting insulin, only a few minutes of lead time are required between the infusion of a bolus and the meal.

     - Improve Consistency of Insulin Absorption. Fast-acting insulin delivered by a pump in tiny microinfusions also has lower variability in absorption. By contrast, both conventional therapy and multiple daily injections require the use of timed-release insulins, which vary in absorption within the same patient by as much as 52% or more from one day to the next. Insulin delivered by pumps has been shown to have variability levels of less than 2.8% in most patients. In addition, injection therapy requires the patient to administer multiple injections of insulin in different locations in the body. Each location in the body may have different absorption characteristics. Pumps, in contrast, deliver the insulin through an infusion set that is connected for two to three days to a single site, usually in a patient's abdomen, which provides more consistent absorption.

     - Enhance Control Through Programmable Delivery. Because our pumps deliver hundreds of microdoses of insulin and are programmable, they enable the delivery of insulin to be more closely matched to a patient's needs as they vary throughout the day. This capability is important throughout the day, and is especially advantageous during sleep. Many patients have been shown to suffer from a rise in early morning glucose levels. The patient can program our pumps to address this condition, known as the Dawn Phenomenon, as well as the many other predictable fluctuations in glucose levels.

     - Provide Continuous Insulin Supply. Our pumps deliver a virtually continuous infusion of insulin to provide for a patient's background metabolic needs. Injection therapy, in contrast, requires the repeated administration of boluses, which form a subcutaneous depot or collection of insulin and can result in tissue scarring at the injection site. In pump therapy, fast-acting insulin is delivered in hundreds of microinfusions throughout the day, thereby reducing the creation of such depots.

     - Improve Patient Quality of Life. In addition to advantages related to glucose control, we believe our pumps provide patients with a more flexible lifestyle, an important advantage that makes pumps a particularly attractive alternative to injection therapy. Because of the flexibility of infusion pumps to deliver both a continuous background profile of fast-acting insulin and larger episodic boluses when needed before meals, patients are not restricted to the fixed schedule of eating and exercise that is required for both conventional and intensive injection therapy. They are less likely to have glucose level fluctuations as the insulin demands of an active life are met. In addition to these lifestyle benefits, many people using the pump report that they feel much better with pump therapy.

GLUCOSE SENSOR TECHNOLOGY

     In June 1999, the U.S. Food and Drug Administration, which we call the FDA, approved our first generation continuous glucose monitoring system designed to be used by physicians in treating patients with diabetes. Patients can wear this initial model for several days to enable a physician to retrospectively analyze patients' glucose levels. Physicians are able to use the information to modify patients' treatment, which may include the prescription or reprogramming of an insulin pump. Our current continuous glucose monitoring system is not a substitute for the traditional methods of glucose measurement. Subject to receipt of a separate FDA approval, we intend to introduce a consumer model of the glucose monitoring system that would provide the patient with continuous glucose readings and enable us to compete in the worldwide market for glucose strips and meters, which we estimate to be approximately $3.25 billion.

     We are developing a series of subsequent generations of continuous glucose monitoring systems that utilize a small, thin, pliable sensor to be inserted into subcutaneous tissue, the tissue immediately under the skin, usually in the abdomen or upper arm. The sensing element produces an electrical signal proportional to glucose in the interstitial fluid, the fluid in the subcutaneous tissue. The current product utilizes a sensor connected by cable to a small recording/display unit, and we expect future versions will transmit the signal by telemetry to a recording/display unit. We are designing future models of our external pumps to receive information from the sensor and react to sensor commands, although these products, if they are successfully developed, will not be available for several years.

     We believe that our continuous glucose monitoring systems will, if successful, offer significant advantages over current methods of monitoring glucose levels because our systems would:

     - Improve Patients' Ability to Normalize Glucose Levels. Our continuous glucose monitoring systems have been shown in limited human trials to continuously and accurately measure glucose levels as compared to standard laboratory reference equipment. This information not only presents quantitative measurements but will allow patients to determine whether glucose levels are rising, falling or remaining stable. This will provide the patient a means to better manage his or her glucose level.

     - Warn Against Dangerously High or Low Blood Glucose Levels. Studies indicate that during a 24-hour period patients experience wide swings of glucose levels which are not easily detected even by testing with four to six finger pricks per day. In our next generation continuous glucose monitoring system product, when a sensor measurement indicates a glucose level above or below an acceptable range, an alarm will activate. Our sensing systems will also operate during periods of sleep and will sound an alarm to wake the patient if his or her glucose level gets too high or too low.

     - Improve Patient Compliance. Our subcutaneous glucose sensor is inserted through the skin approximately every three days. Because it is small, thin and pliable, the microsensor causes little, if any, patient discomfort. By avoiding the discomfort, complexity and time associated with repeatedly pricking a finger to draw blood and waiting for a meter reading of the sample, our continuous glucose monitoring system is expected to remove many of the obstacles which are believed to deter patient compliance, particularly in the case of intensive management of diabetes. A patient using our continuous glucose monitoring system would need only two or three sensor insertions, and only a few calibrations per week, as compared to at least 28 finger pricks per week for recommended monitoring with strip meters in an intensive management regimen.

     - Enable Health Care Professionals to Establish Improved Treatment Protocols. The challenge of establishing a suitable treatment program for patients beginning intensive management is great. In some medical practices, patients are hospitalized for several days so that frequent glucose measurements can be made to generate a suitable treatment protocol. Even this procedure is limited in its effectiveness because the patient's behavior in the hospital differs from his or her normal lifestyle. Continuous sensing and recording outside a hospital will permit better treatment protocols to be generated at lower cost and without the need for hospitalization or close surveillance.

USE OF OUR INFUSION PUMP SYSTEMS FOR OTHER MEDICAL CONDITIONS

     We have gained considerable expertise from our experience with insulin infusion and believe that this expertise can be applied to meet the delivery requirements of many other complex drugs. Many genetically engineered and manufactured proteins and peptides have delivery problems similar to insulin. Delivery for these drugs is difficult because they:

     - comprise fragile, large molecules;

     - cannot be ingested orally;

     - have short half-lives in the body;

     - require site specific delivery;

     - have very narrow effective ranges of concentration; or

     - require a profiled delivery pattern or would otherwise require large amounts of drugs that are either expensive or toxic in the high doses required to achieve therapeutic value.

     We believe that our external programmable pumps used in the controlled delivery of a variety of large molecule compounds may have advantages as compared to current treatment options.

BUSINESS STRATEGY

     Our primary goal is to continue to be an innovator in bringing to market advanced medical devices for the treatment of diabetes, but we also intend to use our drug delivery expertise to develop devices for the treatment of other chronic medical conditions. To achieve these objectives, we are pursuing the following business strategy:

     - Expand the Market for Insulin Pumps. The NIH and the ADA have established intensive therapy as the standard of care for most Type 1 patients, in part as a result of the DCCT. Clinical results have shown that continuous insulin therapy using programmable insulin pumps is the most effective way to provide intensive management. Since the benefits of intensive therapy have only recently been verified, and since many patients are treated by primary care physicians who do not have the facilities and support personnel to pursue intensive management, the majority of Type 1 patients and most insulin-using Type 2 patients are still being treated with conventional therapy. We estimate that in the United States only approximately 8% of Type 1 patients and a very small number of Type 2 patients are using pump therapy. As a result, we believe that we have a significant opportunity to expand the market for our insulin pumps.

     - Offer Comprehensive Array of Products for the Treatment of Diabetes. In 1998, we acquired two distributors of our products and related supplies, Home Medical Supply, Inc. and its affiliated companies, which we call HMS, and Diabetes Support Systems, Inc., which we call DSS. With these acquisitions, we have established a presence in the market for additional diabetes products and supplies such as strips and meters, complementing our existing distribution network for insulin pumps and supplies. We also believe that these acquisitions will provide a means to efficiently distribute our continuous glucose monitoring systems, as well as a new formulation of Lilly's insulin lyspro for programmable infusion pump patients, if and when FDA approval for some of these products is received. Our disposable infusion pump system for Type 2 diabetes, if and when approved by the FDA, is expected to provide us a significant new market. By increasing our ability to satisfy more of our customers' needs and continuing our extensive customer service efforts, we believe that we can maximize our revenues over the long term and create barriers to entry for competitors.

     - Diversification Into Treatment of Other Medical Conditions. We believe that there are many opportunities to use our infusion pump technology with medications other than insulin. We are, therefore, exploring opportunities for applications of our delivery systems for other drugs with several biopharmaceutical companies and have entered into agreements with two companies. We have entered into an agreement with United Therapeutics Corporation, which we refer to as "UT." The agreement with UT relates to the development of a treatment for pulmonary hypertension. For more information regarding our efforts to diversify into treatment of other medical conditions, please read the section entitled "General Purpose Infusion Pump."

     - Generate Recurring Revenue Stream. Our insulin infusion products include a variety of disposable products and accessories which are labeled to be replaced every 48 to 72 hours and provide a continuing source of revenue from each patient. In addition, both our continuous-flow infusion system for Type 2 diabetes and our continuous glucose monitoring systems are also disposable products or have disposable components which are anticipated to be replaced every 72 hours. We will seek to continue to expand our recurring revenue stream by adding new proprietary disposables and accessories, as well as by distributing other supplies to our customers, such as pre-filled insulin cartridges, strips and meters.

     While these are the strategies we are pursuing in our business, we cannot assure you that:

     - any of the future products mentioned above can be successfully developed or commercialized;

     - the various components of any of the systems can be made to work together;

     - regulatory approval for commercial distribution will be obtained;

     - reimbursement by third-party payors will be available; or

     - the products will be accepted in the marketplace by health care professionals, patients and third-party payors.

PRODUCTS

     The following table summarizes some information with respect to principal products we own or distribute and products under development.

       PRODUCT              DESCRIPTION           REGULATORY STATUS         TARGET MARKETS
       -------              -----------           -----------------         --------------
INFUSION PUMPS AND
  SYSTEMS
External programmable  Several models;           Commercially            Type 1 patients;
insulin pump           currently on fifth        available               insulin-using Type 2
                       generation                                        patients

Type 2 insulin         Disposable,               FDA approval            Insulin-using Type 2
infusion system        constant-flow infusion    required                patients
                       device licensed from
                       Elan Corporation, plc

Implantable insulin    Implanted under the       CE Mark received in     Type 1 patients
pump                   skin of the abdomen;      EU; FDA approval
                       used for insulin          required; insulin
                       therapy                   approval required

General purpose        Multipurpose drug         Commercially            Pulmonary
infusion pump          infusion for              available               hypertension; HIV
                       non-insulin                                       infection; cancer;
                       applications                                      and other medical
                                                                         conditions
DISPOSABLE AND
  ACCESSORIES
Sof-set(R) infusion    Multiple versions;        Commercially            Type 1 and 2
set                    insulin-compatible        available               patients
                       tubing set with soft
                       cannula (instead of a
                       needle)

Polyfin(R) infusion    Two versions; insulin-    Commercially            Type 1 and 2
set                    compatible tubing set     available               patients
                       with needle

Sof-serter(R)          Automatic Sof-set         Commercially            Type 1 and 2
                       cannula inserter          available               patients

Silhouette(R)          Insulin-compatible        Commercially            Type 1 and 2
infusion set           tubing set with angled    available               patients
                       soft cannula

Medication reservoir   Syringe-like reservoir    Commercially            Type 1 and 2
                       used with external        available               patients
                       insulin pump

Prepackaged insulin    Worldwide license to      FDA approval            Type 1 and 2
cartridges             package and sell a new    required                patients
                       formulation of Lilly's
                       insulin lyspro for use
                       with programmable
                       infusion pumps

Data collection        Communication cradle      In test marketing;      Physicians who treat
system                 to download patient       no FDA approval         diabetes
                       information from          required
                       external insulin pumps

Strips and meters      Manufactured by other     Commercially            Type 1 and 2
                       companies and used to     available               patients
                       measure glucose levels

       PRODUCT              DESCRIPTION           REGULATORY STATUS         TARGET MARKETS
       -------              -----------           -----------------         --------------
GLUCOSE MONITORING
  SYSTEMS
Physician diagnostic   Used by health care       Commercially            Physicians who treat
device                 professionals to          available               Diabetes patients
                       monitor patients
                       continuously for 2-3
                       days

Patient glucose        To be used by the         Under development;      Type 1 and 2
monitoring system      patient to                FDA approval            patients
                       continuously monitor      required
                       glucose levels,
                       includes a
                       hypoglycemia/
                       hyperglycemia alarm

Long Term Glucose      Under development by      Under development;      Type 1 and 2
Sensor                 MRG, with our option      FDA approval            patients
                       to acquire marketing      required
                       rights for $30 million

INFUSION PUMPS AND SYSTEMS

     External Insulin Pump. We introduced our most recent version, the Model 508, in October 1999. This model weighs about 3.5 ounces and is about the size of a pager. The pump can accurately deliver, throughout the day, a controlled, programmable profile of insulin in several hundred microinfusions of one microliter, i.e., 0.1 unit of insulin, each. The insulin delivery profile can thus be adjusted to meet individual needs. Insulin is delivered from the pump through special insulin-compatible tubing either to a needle or soft cannula, a tiny tube which penetrates the skin, usually into the subcutaneous tissue of the abdomen.

     The Model 508 is an upgrade to the fifth generation of our external pumps, the first of which was introduced in 1983. We continually seek to improve our existing external pumps with additional features and capabilities. Our pumps have many safety features, including numerous alarms, maximum limitations on the rate and amount of basal and bolus deliveries, and automatic shut-off mechanisms to prevent excessive delivery of insulin. The Model 508 stores a record of the timing and size of the last 450 bolus doses administered plus daily totals for the past 90 days' insulin delivery. It provides the ability to set a temporary basal rate for particular activities such as exercise, and it can be programmed to turn itself off if the user does not enter a command for a specified period of time. It offers an extended bolus delivery over time which can be especially useful with very fast-acting insulin analogs and for high fat content foods. The Model 508 also incorporates a backlight that makes it easier for a patient to program his or her pump in low light conditions.

     The Model 508 includes several new features as compared to its predecessor Model 507C which was introduced in June 1998. The Model 508 has a remote programmer which enables a user to program a bolus delivery from a short distance. This feature also allows, boluses to be programmed inconspicuously by a patient. For instance, when a pump is hidden under clothing, a patient may use the remote programmer to change delivery rates without exposing the pump. Furthermore, a parent or a caregiver can program a bolus for a child without the need to touch the pump case or disturb the child.

     To further enhance privacy, the Model 508 has a vibration option which allows a patient to select either an audible or vibration alert for the purpose of programming and alarms.

     In addition to the above, the Model 508 also has the following new features:

     - low reservoir volume alert;

     - greater bolus programming flexibility; and

     - child block feature.

     Physicians prescribe insulin pumps and associated disposables to achieve better control of glucose levels. When a pump is prescribed, a nurse usually assists in teaching the patient how to use the pump and the related skills, such as calculating the appropriate amount of insulin for boluses. A patient typically returns to the physician's office for periodic check-ups and often contacts our Clinical Services Department for information. While we believe that our external pumps significantly improve the quality of life of their users and have also become increasingly easy to use, some physicians do not prescribe external pumps for patients using intensive therapy because they feel that some patients may not have the motivation and ability to understand and correctly use them. Also, some patients, particularly in their teenage and early adult years, may object to pumps because they do not like the idea of having a device attached to their bodies. We believe that our educational programs and publicity about our more famous pump users, such as Nicole Johnson, Miss America 1999, are countering some of these objections.

     Type 2 Insulin Infusion System. In June 1999, we obtained a license for the distribution rights to a constant-rate disposable infusion system for Type 2 diabetes developed by Elan Corporate plc. The infusion system is attached to the body with an adhesive and delivers a pre-set constant rate of drug. We believe this pump has the potential to distinguish itself in the market by its convenience and ease of use, and we intend to market the device primarily to insulin-using Type 2 diabetes patients. The device is designed to be used as a system, with a drug cartridge packaged with the pump. Before we can market and sell the device, some improvements must be completed, and we must obtain regulatory approval for the system.

     Under a separate agreement, we will be the exclusive worldwide manufacturer of the constant-flow disposable infusion system for all applications. Elan has granted distribution rights to the product to other companies for use as a system with specific pharmaceutical compounds. We are now establishing a manual production capability, and later we will establish an automated, high-volume manufacturing line for the product.

     Implantable Insulin Pump. The implantable insulin pump, the MIP 2007A, for which we maintain exclusive worldwide marketing rights for diabetes and certain other applications, is similar in function to the external insulin pump but is implanted under the skin of the abdomen in a relatively minor surgical procedure. This pump releases a basal flow of insulin, with larger bolus doses delivered before meals. The amount of insulin released can be programmed by the patient with a hand-held communicator to meet individual needs. The communicator uses radio waves to control the pump. The pump is used with a special, highly concentrated insulin developed by Aventis (formerly known as Hoechst Marion Rousel, or Hoechst). The pump is designed to store several months supply of the special insulin and is refilled during check ups at about three month intervals in the doctor's office from a special syringe by inserting a needle through the skin and into the pump, which then automatically draws the insulin into its negative pressure reservoir. The negative pressure reservoir is a significant safety feature which virtually prevents the possibility of a spill of the stored medication from a reservoir leak or during refilling.

     On September 1, 1998, we sold assets and transferred technology related to our implantable pump program to Medical Research Group, Inc., which we call MRG, and also entered into a series of related transactions. MRG was founded by Alfred E. Mann, founder, Chairman, CEO and our largest stockholder. Mr. Mann continues to hold a substantial equity interest in MRG.

     The implantable pump has been approved for commercial distribution in the EU, but sales will be limited until the special insulin used with the pump is approved. In the United States, we are preparing to file a combined application for approval of the pump and the special insulin. We cannot assure you that any of these approvals will be obtained or as to the timing of obtaining them.

     Approximately 1500 implantable pumps have been used by patients. During the early phase of the trials approximately 10% to 15% of patients experienced blockage or clogging of the catheter that delivers the insulin or the collecting of deposits on a pump valve. These problems were traced to changes in the manufactured insulin. We believe that the problems have been corrected, but we cannot be sure that they will not occur again.

     On February 2, 2000, a "CE" approval mark was received for MIP 2007A. MIP 2007A is the next generation implantable insulin pump to MIP 2001. MIP 2007A, which is manufactured for us by MRG, incorporates several technology improvements not available in the MIP 2001. MIP 2007A has a longer battery life, an improved memory and is slightly lighter in weight. European sales are expected to be initiated in our second fiscal quarter. Sales will be limited until specially formulated implantable pump insulin is approved for commercial use. We cannot assure you that any of these approvals will be obtained or as to the timing of obtaining them. Neither the implantable pump nor the special insulin have been approved for marketing or use in the United States.

     General Purpose Infusion Pump. We have developed a general purpose programmable infusion system that we expect to use for non-insulin applications. We anticipate that our first application will be for pulmonary hypertension. In September 1997, we entered into an agreement with United Therapeutics Corporation, which we call UT, a biopharmaceutical company, to work together in the design, development and implementation of therapies for the treatment of pulmonary hypertension. Pulmonary hypertension is a disease that constricts the blood vessels serving the lungs, slowing oxygen absorption and ultimately causing heart failure. There is no known cure, and current treatments are limited to heart/lung transplants or the intravenous administration in or near the heart of an unstable compound with a half-life of approximately two minutes in plasma.

     Current drug therapy is exceedingly expensive and deters compliance. The drug formulation must be mixed daily and be delivered from a bulky, refrigerated unit worn on the patient's back. This arrangement is a cumbersome process and likely to cause complications.

     By contrast, the UT compound appears to be similarly effective at reducing pulmonary arterial pressure but can be delivered using a model of our programmable external infusion pump. UT has launched trials to test UT's UT-15 compound at twenty-one sites within the United States and in thirteen countries abroad. Results from early clinical trials have shown a reduction in pulmonary arterial pressure, and we believe that this therapy will improve patients' health and quality of life. Our agreement provides that we will be the exclusive supplier of pumps and related supplies for the therapy. Under the arrangement, UT will have primary responsibility for distribution of the therapy, while both parties will participate in marketing efforts.

     In addition to pulmonary hypertension, we have conducted preliminary work with compounds designed to treat other chronic conditions, including HIV/AIDS and certain forms of cancer.

     While we believe that new applications for our infusion pumps represent a significant opportunity for the future, our efforts in the area are at a preliminary stage. We cannot assure you that:

     - our anticipated cooperative efforts with biopharmaceutical companies will be commercially implemented;

     - the development of new applications for our pumps will be successful; or

     - the applications will be approved by the FDA or other regulatory authorities.

     Also, many of the new applications may involve new drugs which themselves must be approved by the FDA in addition to the approval required for the use of our infusion systems to deliver the drugs.

DISPOSABLES AND ACCESSORIES

     Disposables for Insulin Pumps. Our external pumps are used with disposable elements consisting of a tubing set and a special syringe-type reservoir, which stores the insulin in the pump. The most popular tubing sets with soft cannulas have been marketed under the trade name Sof-set. We have introduced more advanced versions, called:

     - the Sof-set QR(R) -- for Quick Release;

     - the Sof-set Ultimate QR -- incorporating several enhancements over the Sof-set QR which are designed to provide greater patient comfort;

     - the Sof-set Micro -- which has a shorter length cannula and is designed for greater comfort for pediatric patients and patients with low body fat; and

     - the Polyfin QR.

     All of these versions incorporate a quick release connector so that patients can more conveniently and discreetly disconnect the pump for showering, bathing, swimming, exercise or intimacy. To make the insertion of the cannula through the skin easier, we have developed other devices, including:

     - the Sof-serter, which allows the patient to automatically insert the cannula; and

     - the Silhouette, a new model of infusion set, with an angled cannula to facilitate insertion into the skin and a disconnect feature.

     These disposables provide us with a continuing source of revenue from pump customers. Most of these products are labeled to be replaced every 48-72 hours.

     Pre-Packaged Insulin Cartridges. Our new license and supply agreement will enable us to manufacture and market a new formulation of Lilly's insulin lyspro for our programmable insulin pumps once Lilly obtains FDA approval for the insulin analog. We intend to contract with another company to do the manufacturing, and we propose to offer the insulin analog in cartridges designed for use with our external insulin pumps.

     Data Collection System. We are developing a data collection system which will permit health care professionals to download to a personal computer information from our current and future external pumps, process the information using special software and print out the results in summary or graphical form. This information will enable the professional to assess the glucose control of the patient over a three-month period and, where indicated, to adjust the insulin delivery process for the patient. We are in the process of testing this product.

CONTINUOUS GLUCOSE MONITORING SYSTEMS

     We are planning a series of continuous glucose monitoring products:

     Physician Diagnostic Device. The first product, which received FDA approval on June 15, 1999, involving our glucose sensor connected by wire to a recording and display device, is used by health care professionals to records but not display actual glucose readings, including glucose levels and trends for two to three days. The data is downloaded by the professional into a personal computer for evaluation. With this system, the patient is typically asked to use various prompts to input times of meals, insulin administration, exercise times, and other events affecting glucose metabolism. Patients can wear this initial model for several days to enable the health care professional to analyze retrospectively the patient's glucose levels and modify the patient's treatment, which may include the prescription or reprogramming of an insulin pump. The system is intended for prescription use only and for occasional use rather than everyday use. When used, this product is only a supplement to, and not a replacement for, standard invasive measurement of glucose levels. This product allows identification of patterns of glucose level excursions above or below the desired range, and is designed to facilitate therapy adjustments, which may minimize these excursions. As discussed below, we intend to develop and seek approval for a consumer model of the continuous glucose monitoring system that would provide the patient with continuous glucose readings and enable us to compete in the worldwide market for glucose strips and meters, which we estimate to be $3.25 billion.

     Patient Continuous Glucose Monitoring System. We anticipate filing for FDA approval for a product that will be used by patients to continuously monitor glucose levels. In future products, we expect to make the display unit smaller for this device so that it can be worn like a wristwatch or carried in a pocket. We also expect that, future products will use telemetry, to permit wireless communication between the sensor and the recording and display device. In furtherance of this goal, we recently filed a supplement to our "parent" regulatory approval of the physician device for a wireless version of that device. We anticipate that our next generation product will also include a programmable hypoglycemia and hyperglycemia alarm, designed to alert patients when glucose levels drop below or rise above limits established by the administering physician. Although our development and regulatory efforts are at a relatively advanced stage, we cannot assure you that the development of these products will be successful or that they will be approved for commercial distribution. We have not completed the development and production engineering of these products and various accessories, including the introducer, the transmitter and the receiver/display devices.

     We believe that there will be a substantial market for our continuous glucose monitoring systems even if the cost of the sensors exceeds the cost of the glucose strips that they would replace. However, to maximize penetration of the glucose meter and strip market, we believe that it may be necessary for the patient cost of using our sensors over their useful lives to be reasonably comparable to the current cost of using strips in intensive management. We cannot assure you that we will achieve this price, particularly if glucose meter companies try to compete with us by reducing prices. Also, because the potential market is large, many other companies are attempting to develop non-invasive and/or continuous glucose measuring systems.

RESEARCH AND DEVELOPMENT

     Our research and development activities are performed primarily by our research and development organization, which consisted of 112 persons as of March 21, 2000. We obtain our product ideas from our staff, patients, health care professionals and our Medical Advisory Board, all of whose opinions on products we actively seek through surveys, field visits, medical symposia, focus groups and personal relationships. We expense all research and development costs as we incur them. Research and development expenses were $7.9 million for 1996, $9.4 million for 1997, $16.5 million for 1998 and $26.8 million for 1999.

     From time to time, we attempt to obtain U.S. governmental grants to strengthen our research and development efforts on technically difficult projects. These grants allow us to pursue the development of new and novel products with less financial risk. In 1998, we were awarded a three year, $2.0 million grant under the Advanced Technology Program, which we refer to as ATP, by the National Institute of Standards and Technology. With this money and $1.5 million in matching research and development expenses, we plan to develop and test components for a simple, accurate, minimally invasive system for measuring glucose levels which uses different technology from our existing sensor and may be appropriate for Type 2 diabetes patients. The new chemistries, materials, and devices developed under this research award may also serve as a platform for the development of other sensing applications. We were also awarded two multi-year NIH grants aggregating approximately $1,050,000 that will help us strengthen the research being conducted under the ATP award. We will own all new technology resulting from these activities.

MARKETING AND SALES

     Patients in the United States usually place orders for our external insulin pumps upon the advice and recommendation of their physicians, who provide the prescriptions. Our marketing focus is on endocrinologists, diabetologists and other health care professionals who treat diabetes patients and on third-party payors. We have also started to focus our efforts on those primary care physicians who treat relatively large numbers of diabetes patients in managed care organizations. We believe that more than 90% of our revenues from the sale of our external pumps and related disposables are reimbursed by third-party payors, subject to applicable deductible and copayment amounts.

     Our marketing efforts include sponsoring educational symposia in intensive diabetes management and insulin pump therapy for physicians, other health care professionals and third-party payors. We have trained over 5,000 health care professionals in the use of our insulin pumps for intensive management of patients. In 1999, we conducted over 60 one-day and 9 two-day symposia in the United States and over 20 symposia internationally. Roche Diagnostics has contributed to the funding of these educational programs. We also conduct numerous presentations to case managers for managed care organizations.

     Agreement With Nicole Johnson, Miss America 1999. We have entered into an agreement with Nicole Johnson, Miss America 1999 and the Miss America Organization to further promote early diagnosis and aggressive treatment of diabetes. Miss Johnson was diagnosed with Type 1 diabetes at the age of 19 and uses our external insulin pump to treat her diabetes. Together with Miss Johnson, we have developed a program to educate physicians, particularly primary care physicians, and the public at large regarding diabetes diagnosis and treatment. As part of this program, we are sponsoring Miss Johnson's personal appearances at several diabetes related events. Also, Miss Johnson is an important part of a print advertisement campaign aimed at advancing Miss Johnson's platform of increasing diabetes awareness, including awareness of pump therapy.

Miss Johnson is also involved in similar promotional arrangements with other companies in the diabetes business, such as Eli Lilly, which do not compete directly with us.

     Customer Service and Support Network. We also seek to develop patient interest in and demand for our diabetes products by providing patients with access to our service and support network, including:

     - services of an experienced clinical services department available by telephone, toll-free, 24-hours per day, seven days per week, to answer patient questions and provide guidance, advice and trouble-shooting regarding daily pump use;

     - free, short-term replacement pumps sent within 48 hours or less to promote continuous therapy;

     - an insurance assistance department consisting of 135 people as of March 21, 2000 to answer questions, simplify and expedite claims processing and assist patients in obtaining third-party reimbursement;

     - participation in a patient advocacy program which works with the American Association of Clinical Endocrinologists;

     - an extensive Internet web site at www.minimed.com;

     - advertisements in targeted media; and

     - free videotapes and other educational material.

     Managed Care. We continue to increase our presence in the managed care marketplace. Field insurance managers are responsible for relationships with, and the solicitation and negotiation of contracts with, third-party payors. In 1999, we increased the number of arrangements we have entered into with third-party payors by 131. The number of contracts with managed care entities and other third-party payors providing for reimbursement for our external pumps and disposables and other diabetes supplies, as of December 31, 1999, was almost
300. We have also recently expanded our insurance support activities whereby we assist patients in obtaining reimbursement for our products to better address the growing managed care segment of health care payors in the United States.

     Expanded Sales Force. We market our diabetes products and serve customers through our direct sales organization and distributors. We significantly increased the size of our sales force with the acquisition of HMS and DSS. In addition to senior sales and marketing management and an extensive in-house support staff, as of December 31, 1999, our direct sales organization in the United States consisted of 4 regional directors, 8 regional managers and 143 field staff personnel, including a Director of Managed Care and 10 field insurance managers. These representatives are extensively trained and specialize in diabetes therapy and the use of our products. We compensate our sales representatives in the United States with a base salary, a sales commission and an annual bonus based on meeting performance objectives. In the United States, we also contract with nurse educators who are certified pump trainers to assist in educating potential patients about use of our external pumps.

     Use of Distributors. We believe that our strategy of maintaining our own direct sales force dedicated to diabetes is an important factor in market development and an important competitive advantage. Nevertheless, we also use independent distributors in the United States to strengthen our direct sales force and increase the number of physicians served. Some third-party payors in the United States require that some classes of purchases be made through specified distributors, and some distributors in the United States and internationally maintain a substantial infrastructure to support physician and patient needs. Internationally, independent distributors are used to provide sales coverage in geographic areas not served by the direct sales force employed by our international subsidiaries. In 1999, we increased the relative percentage of sales processed directly through us. As a result of our continued investment in our internal reimbursement capabilities, our acquisition of HMS and DSS and the activities of our field insurance managers, we expect the percentage of our sales made through our direct sales force will continue to rise.

     International Sales. We have our own international sales organizations consisting of 59 people as of December 31, 1999, including administrative staff, serving France, Germany, the Netherlands, Belgium, Scandinavia and the Baltic region. We also have a distribution manager in the United Kingdom and use independent distributors in other countries. We believe that the international market provides a large opportunity for growth and are seeking to expand our international business. International sales of diabetes products increased over 44% to $15.8 million in 1999. Also, we expect that some of our new products and new applications will be introduced in foreign countries before being introduced in the United States because the regulatory approval process in other countries has generally been less time consuming and less expensive than in the United States.

     In January 1998, we acquired all of the assets of Dartec A.B., a distributor of diabetes products located in Sweden, for $2.7 million in cash. Dartec had been a distributor of our products, and the acquisition of its business gives us a direct sales organization covering the Scandinavian countries and the Baltic region.

MANUFACTURING

     We purchase most of our components, some subassemblies and various services used in the manufacture of our products from outside vendors. These outside vendors generally produce their items to our specifications and in many instances to our designs. We then assemble the components into finished products. We purchase some disposable products from OEM suppliers.

     Our Quality Assurance Department provides guidance to vendors and inspects and tests products at various steps in the manufacturing cycle. This ensures that products comply with our stringent specifications. The manufacturing facilities are subject to periodic inspection by regulatory authorities.

     We have received approvals from the International Standards Organization, which we refer to as ISO, that allow us to introduce some products into the EU more quickly based on annual certification of our quality system. These approvals are the ISO 9002 relating to quality standards, which we received in 1995, and the ISO 9001 relating to design control standards, which we received in 1996.

     We rely on single sources for some important parts, including hybrid circuits, integrated circuits, special insulin formulations and various disposable products and components. We also have a sole source subcontract arrangement for sterilization services.

     We have established secondary source suppliers in some circumstances when appropriate, and we create safety stocks to address changes in market demand. Arrangements for additional or replacement suppliers for some of these parts could not be accomplished quickly. The loss of any of the critical sole source vendors could harm our business, financial condition and results of operations. In 1998, we established and validated a semi-automated sensor manufacturing department to address initial market requirements.

COMPETITION

     We currently consider our primary competition in the diabetes market to be injection therapy, and we compete against this delivery modality chiefly by educating doctors, nurses, patients, managed care organizations and other third-party payors about the need for intensive management of glucose levels and the advantages of pump therapy over multiple daily injections.

     Insulin Pumps. In the sale of our external pumps, we compete with Disetronic Medical Systems, Inc., which we will call Disetronic. Disetronic introduced a competitive external pump product in the United States approximately eight years ago. We estimate that Disetronic currently has less than 20% of the U.S. market for external pumps for new patients but is still the dominant supplier in certain markets in Europe. We believe that our success will encourage other companies to enter this market, although we believe that there are substantial barriers to entry, including access to technology and the need for extensive distribution and customer service organizations. In February 2000 a new company, Animas Corporation, received 510(k) clearance on a new insulin pump. We do not believe Animas has initiated commercial sales of its pump.

     Internationally, in addition to Disetronic, we compete in the insulin pump market against several smaller suppliers which generally offer less sophisticated products in certain countries with relatively small markets. We compete with other pump makers primarily on the basis of product design, quality and utility, physician and patient education, support services and price. We cannot assure you that past, current and potential makers of competitive pumps, some of which may have substantially greater financial, technical, marketing and other resources, will not become more significant competitive factors in the future. We believe that we may be faced with additional competition in the near future.

     A number of companies and medical researchers are working on new delivery devices, delivery technologies, procedures, drugs and bioengineered therapeutics for the treatment and prevention of diabetes, such as, for example, pancreas transplantation and insulin-producing islet and beta cell preparations and devices. If successful, these technologies and/or medical procedures could adversely affect our business and results of operations and could possibly make our products obsolete.

     Diabetes Supplies and Prescription Drugs. We believe that our most significant competition in the areas of diabetes supplies and prescription drugs comes from national mail order pharmacies, World Wide Web based pharmacies, local and national retail and hospital pharmacies, cost containment and managed care companies and other distributors of diabetes supplies. Many of these companies have substantially greater resources than we have. Moreover, companies in the health care industry, and in the provider segment in particular, are consolidating to a significant extent. This trend could produce additional competitors with larger and substantially greater resources. Competitive pressure could adversely affect our market share, and we could experience significant price erosion. We compete in this segment on the basis of customer service, convenience, product availability, and price. We believe that our installed base of pump patients offers a significant opportunity for these sales.

     In the field of diabetes supplies, Polymedica Industries, Inc., Chronimed Inc., and Transworld Home Healthcare, Inc. are publicly-held companies that compete with us. We expect to have direct competition in our pharmacy operations from other national mail service companies such as Merck/Medco Managed Care, L.L.C., Express Scripts Inc., PCS Health Systems, Inc., Drugstore.com, PlanetRx.com and Diversified Pharmaceutical Services, Inc., as we seek to redirect focus on distribution of prescription drugs by mail order. We will also begin to concentrate on the distribution of pharmaceuticals to which we have proprietary rights.

     Glucose Measurement. Numerous companies, some of which have substantially greater financial, technical, manufacturing, marketing and other resources, are attempting to develop a variety of products for glucose measurement. Some of these products and their corresponding technologies are directed toward non-invasive measurement systems. They generally use infrared light directed through tissue, analyzing the reflectance from an arm or transmission through a finger inserted into a well, through an ear lobe or through other tissue. These products appear to face substantial technical obstacles, and to date none has been approved by the FDA for commercial distribution. If, however, any of these products are successfully developed some patients may prefer such products to our continuous glucose monitoring systems.

There are also several efforts aimed at reducing the discomfort associated with the finger pricks required with current glucose meter systems. These efforts include reducing the depth of penetration of the needle, using a laser and/or using other methods to breach the outer derma layers to extract interstitial fluid rather than blood. Still other approaches are being pursued for glucose level determination including attempts to draw out interstitial fluid by electrical or chemical means and then measuring the glucose. We know of at least three other efforts that are being directed toward subcutaneous measurement with electrochemical sensors.

     Cygnus, Inc. is one company pursuing the development of a method of measuring glucose levels. On December 6, 1999, an FDA advisory committee recommended approval of Cygnus' GlucoWatch Monitor. The GlucoWatch Monitor is a device worn like a watch that uses electric currents to extract interstitial fluid and measure glucose levels of diabetic patients. The FDA panel imposed the following three conditions for the approval: (i) education; (ii) labeling; and
(iii) a post market study to detect hypoglycemia and hyperglycemia. The FDA does not have to follow the recommendations of its advisory committees, although it usually does.

     It is possible that some patients might prefer the GlucoWatch or other systems to our continuous glucose monitoring systems for routine monitoring of glucose levels. The successful development and acceptance of non-invasive or minimally invasive glucose measurement systems or systems without pain could adversely affect our continuous glucose monitoring system program.

PATENTS, PROPRIETARY RIGHTS AND TRADEMARKS

     We file patent applications to protect technology, inventions and improvements that we consider important to the development of our business. We prosecute and manage our patent portfolio using our in-house patent counsel and technical advisors as well as outside patent counsel. We currently hold over 110 issued U.S. patents and foreign patents. Many U.S. and foreign patent applications that cover various aspects of our technology are also pending. In addition, we have exclusive licenses under a number of patents.

     Litigation may be necessary to enforce patents issued to us, to protect trade secrets or know-how owned by us or to determine the enforceability, scope and validity of the proprietary rights of others. Although we know of no infringement of patents held by others, it is always possible that a third-party may assert infringement. We believe that we own or have the right to use all technology incorporated into our products, but an adverse determination in any litigation or interference proceeding to which we may become a party could subject us to significant liabilities to third parties or require us to seek licenses from third parties.

     Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, associated costs may be substantial and could include ongoing royalties. Furthermore, there can be no assurance that necessary licenses would be available to us on satisfactory terms or at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling some of our products or planned products, which would adversely affect our business, diversification opportunities, financial condition and results of operations.

     We own the registered trademarks MiniMed(R), Sof-set(R), QR(R), Polyfin(R), Silhouette(R), and "Making a Difference in Diabetes(R)" and other trademarks are being used and/or pursued for registration. We also rely on trade secrets and proprietary know-how that we seek to protect, in part, through confidentiality agreements with our employees and consultants. We cannot assure that any unprotected information will not also be developed by others.

GOVERNMENT REGULATION

     Clinical testing, manufacture and sale of our products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign agencies. In the United States, we are required to register as a medical device manufacturer with the FDA and state agencies such as the Food and Drug Branch of the California Department of Health Services. We are subject to inspection on a routine basis by both the FDA and the California Department of Health for compliance with the FDA's Quality System Regulations, which is commonly referred to as QSR. These regulations impose procedural and documentation requirements upon us with respect to manufacturing and quality assurance activities.

     Unless an exemption applies, each medical device that we wish to market in the United States must receive either "510(k)" clearance or "PMA approval" in advance from the FDA pursuant to the Federal Food, Drug, and Cosmetic Act. The FDA's 510(k) clearance process usually takes from two to twelve months, but it can last longer. The process of obtaining PMA approval is much more costly, lengthy and uncertain. The FDA's PMA approval process generally requires from one to three years or even longer. No assurance can be given that 510(k) clearance or PMA approval will ever be obtained for any product we propose to market.

     The FDA decides whether a device must undergo either the 510(k) clearance or PMA approval process based upon statutory criteria. These criteria include the level of risk that the agency perceives is associated with the device and a determination of whether the product is within a type of device that is similar to devices that are already legally marketed. Those devices deemed to pose relatively less risk are placed in either class I or II, which require the manufacturer to submit a premarket notification requesting 510(k) clearance unless an exemption applies. The premarket notification must demonstrate that the proposed device is substantially equivalent in intended use and in safety and effectiveness to a legally marketed "predicate device" that is either in class I, class II, or is a "pre-amendments" class III device, for example, one that was in commercial distribution before May 18, 1976, for which the FDA has not yet decided to require PMA approval. In contrast, devices deemed by the FDA to pose the greatest risk, or to be novel devices lacking a legally marketed predicate, are placed in class III and are required to undergo the PMA approval process. This process requires the manufacturer to file a PMA application presenting extensive clinical testing data and other information to prove the safety and effectiveness of the device to the FDA's satisfaction, and FDA's completion of satisfactory QSR inspection of the manufacturing facilities. In addition, a new PMA or PMA supplement is required in the event of a modification to a PMA device, its labeling or its manufacturing process affecting the safety or effectiveness of the device.

     External pumps have generally qualified for clearance under the 510(k) process, although some features of advanced pumps may require clinical validation. Our Models 508, 507C, 407C, 507, 506, and 505 external pumps have all been cleared by the FDA pursuant to the 510(k) process. Our second generation continuous glucose monitoring system is going through the PMA process.

     We cannot assure you that future models of our external pumps will qualify for 510(k) clearance as opposed to the more extensive PMA process.

     After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the device, requires a new 510(k) clearance. The FDA requires each manufacturer to make this determination in the first instance, but the FDA can review any such decision. If the FDA disagrees with a manufacturer's decision not to seek a new 510(k) clearance, the agency may retroactively require the manufacturer to submit a premarket notification requiring 510(k) clearance. The FDA also can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance is obtained. We have made modifications to our cleared devices for which we have concluded 510(k) clearance is not required. We cannot assure you that the FDA would agree with any of our decisions not to seek 510(k) clearance. If the FDA requires us to seek 510(k) clearance for any modification, the FDA also may require us to cease marketing and/or recall the modified device until we obtain a new 510(k) clearance.

     Under the Federal Food, Drug, and Cosmetic Act, a non-biologic drug for human use requires regulatory approval of a New Drug Application, or NDA, before it may be commercialized. This process is lengthy, expensive and uncertain. Among other things, it requires adequate and well-controlled human clinical trials to establish the safety and efficacy of the product and a satisfactory FDA inspection of the drug manufacturing facilities to assess compliance with Current Good Manufacturing Practice or GMP, which includes elaborate testing, control, documentation and other quality assurance procedures. We cannot assure you that FDA approval of any NDA that we or Aventis submit will be granted on a timely basis, or at all. After approval is obtained, a supplemental NDA approval is generally required for each proposed new indication, often accompanied by data similar to that submitted with the original NDA.

     After the FDA grants a manufacturer approval to bring a device or drug to market, a number of postmarket regulatory requirements apply, including labeling regulations, the QSR, and the Medical Device Reporting regulation which requires that manufacturers report to the FDA certain types of adverse events involving their products. Class II devices can be subject to additional special controls, for example performance standards, postmarket surveillance, patient registries, and FDA guidelines that do not apply to class I devices. Clearances and approvals restrict devices and drugs to specifically labeled uses, and the FDA actively enforces regulations prohibiting marketing of products for unapproved or "off label" uses. Changes in existing requirements or adoption of new requirements could have a material adverse effect on our business.

     The FDA also conducts inspections to determine whether we conform with QSR, and subsequent QSR inspections will continue after the FDA clearance or approval. The FDA completed an inspection in May 1997 under the Good Manufacturing Practices regulations for devices, which are the predecessor of QSR. We received only minor citations, which have all been corrected. In 1999 the FDA conducted a directed inspection of our facilities. We did not receive any citations as a result of such inspection. In January 2000, the FDA conducted another directed inspection of our facilities. Following the January 2000 inspection, we received only minor citations, which have all been corrected. A further inspection may be conducted relative to any PMA application submitted by us for other products or pursuant to the FDA's practice of performing periodic inspections.

     If we fail to comply with the FDA's requirements, the agency can institute a wide variety of enforcement actions. The FDA sometimes issues a public warning letter, which could have an adverse impact on our business. The FDA also can pursue stronger remedies, such as:

     - refusing our requests for 510(k) clearance or PMA approval of new products, withdrawing product approvals already granted, requiring us to recall products;

     - asking a court to require us to pay civil penalties or criminal fines or adhere to operating restrictions; or

     - closing down our operations.

     Ultimately, criminal prosecution is available to the FDA as punishment for the most serious offenses. Any FDA enforcement action could have an adverse effect on our business, financial condition and results of operations.

     The FDA can withdraw an NDA or PMA if new evidence or new information shows the drug or device is no longer safe or effective, or if the FDA discovers that the NDA or PMA contains any untrue statement of material fact. Other reasons justifying withdrawal of an NDA or PMA by the FDA include, but are not limited to, failure to maintain required records or to file records and reports, new questions regarding manufacturing, and whether labeling is false or misleading.

     Our implantable pump will require PMA approval, and Aventis' insulin for this pump will require NDA approval prior to our ability to commercially offer the implantable pump system in the U.S. Even after approval, each batch of insulin produced by Aventis would require the FDA's certification that the batch meets requisite strength, quality and purity standards.

     In late 1991, the FDA adopted new procedures for the review of products that involve both devices and drugs, permitting clinical investigation and approval to be coordinated by a lead center of the FDA. At that time, we withdrew our initial PMA application, expecting that we and Aventis would file a single application containing an NDA element for the insulin and a PMA element for the pump. Under this scenario, we expect that the FDA's Center for Drug Evaluation and Research will be the lead center and responsible for reviewing the NDA portion of the application, while the Center for Devices and Radiological Health will be responsible for reviewing the PMA portion; the FDA's approval would consist of an approved NDA for the insulin and an approved PMA for the pump. The FDA has indicated that there would be only one holder of the approved application for the pump and insulin combination product. The holder would be the entity to file supplements. We believe that Aventis will permit us to be the holder of the approved application.

     We, however, submitted a written request to the FDA asking that the PMA for the pump and the NDA for the insulin be reviewed separately, rather than pursuant to a single application. Under this approach, our hope is that our PMA application and Aventis' NDA application would proceed separately through the regulatory process, although both would rely upon the same clinical data. Also, we would own the ultimate PMA approval for the pump and Aventis would own the NDA approval for its insulin, and each product would be labeled for use with the other. We would have the right to seek necessary supplemental approvals for the PMA, but would depend upon Aventis to obtain necessary supplemental approvals for the NDA. The FDA granted our request.

     Exports of products subject to 510(k) notification requirements, but not yet cleared to market, are permitted without FDA export approval if statutory requirements are met. Unapproved products subject to PMA requirements must receive prior FDA export approval unless they are approved for use by any member country of the EU and other countries, including Australia, Canada, Israel, Japan, New Zealand, Switzerland and South Africa, in which case they can be exported to any country without prior FDA approval.

     International sales are subject to foreign government regulation, the requirements of which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. The EU requires that a company must obtain the CE Mark prior to sale within the EU of some medical devices, including implantable products. During this process, the sponsor must demonstrate compliance with designated manufacturing and quality requirements known as the "ISO" requirements. In March 1995, we obtained the CE Mark to market the implantable pump throughout the EU, but commercial distribution of the implantable pump in the EU has been, and will continue to be, limited until the special insulin required for use in the pump is approved and made available. In March 1995, we received certification under quality standards known as the ISO 9002 standards, and in July 1996, we received certification under the ISO 9001 design control standards. Most recently, in February 2000, a CE Mark for the next generation implantable pump, the MIP 2007A, was granted. We currently maintain exclusive worldwide marketing rights for MIP 2007A. As is the case with QSR inspections in the United States, inspections by various foreign bodies continue in the EU on a periodic basis after receipt of the CE Mark.

     We are also subject to numerous federal, state and local laws relating to matters as billing third-party payors, avoiding unlawful inducements to purchase or prescribe our products, safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. Additionally, we must comply with various FDA, and in some cases Federal Trade Commission, requirements for design, safety, advertising, labeling, record keeping and reporting of adverse experiences with the use of a product. We cannot assure you that we will not be required to incur significant costs to comply with such laws and regulations in the future or that such laws or regulations will not have a material adverse effect upon our ability to do business.

     Our pharmacy businesses are subject to various federal and state regulatory requirements relating to the distribution of prescription pharmaceuticals. For example, the U.S. Drug Enforcement Administration, which we call the DEA, regulates controlled drug substances, such as narcotics, under the Controlled Substances Act and the Controlled Substances Import and Export Act. Manufacturers, distributors and dispensers of controlled substances must be registered and inspected by the DEA and are subject to reporting and record keeping requirements. We cannot assure you that we will not be required to incur significant costs to comply with such laws and regulations in the future or that such laws or regulations will not have a material adverse effect upon our ability to do business.

THIRD-PARTY REIMBURSEMENT

     In the United States, our products are generally purchased directly by patients and dealers and in some cases physicians, physician groups, and/or hospitals. In many cases, on behalf of the patients, we bill third-party payors, including private insurance companies, health maintenance organizations, preferred provider organizations, other managed care providers, and, to a limited extent, Medicaid. Under the Medicaid program, states generally reimburse for approved procedures on a reasonable cost basis or a fee schedule. Currently, some states reimburse our products under the Medicaid program. Although we do not currently derive revenues from the Medicare program for any of our products, our external pumps were approved for coverage in September 1999. The Health Care Financing Administration is currently evaluating the reimbursement levels for our external pumps and disposable supplies, and we expect to be able to begin to bill Medicare commencing in the second quarter 2000. We can not guarantee that the reimbursement rates will be favorable to our business. The Balanced Budget Act of 1997 passed by Congress and signed into law by President Clinton provides for coverage of diabetes education and training, as well as funds for diabetes products. We cannot assure you that the Budget Reconciliation Act of 1997, or any other legislation expanding coverage for diabetes, will benefit our products.

     We maintain an insurance assistance department consisting of 135 people as of March 21, 2000 to simplify and expedite claims processing and to assist patients in obtaining third-party reimbursement. We believe that more than 90% of the revenues derived from our external pump and related disposable sales are reimbursed by third-party payors, subject to applicable deductible and copayment amounts.

     Third-party payors may decline to reimburse for procedures, supplies or services determined to be not "medically necessary" or "reasonable." Some payors have initially indicated that they would decline to reimburse for some of our products on that basis. We try to deter and reverse such practices through education and have expanded our insurance assistance efforts toward this end. Our efforts are usually successful, but such reimbursement may become less likely in the future as pressure increases for lower health care costs and particularly near-term costs.

     Medicare and many other third-party payors also do not reimburse for "experimental" or "investigational" procedures. There is usually no precise date when a procedure ceases to be experimental or investigational, but devices in clinical investigation under an investigational device exemption are usually deemed to be experimental or investigational. The failure to cover early use of a procedure deters usage, delaying acceptance even longer. In the United States many third-party payors still consider use of implantable pumps to be an investigational procedure. Reimbursement for the small number of pumps sold in the United States has therefore been limited to date.

     There is widespread concern that health care market initiatives in the United States may lead third-party payors to decline or further limit reimbursement. The extent to which third-party payors may determine that use of our products will save costs or will at least be cost effective is highly uncertain, and it is possible, especially for diabetes, that they will merely focus on the lower initial costs associated with injection therapy or will otherwise limit reimbursement for insulin pumps or other products we develop. Because of uncertainties regarding the possible health care reform measures that could be proposed in the future and initiatives to reduce costs by private payors, we cannot predict whether reimbursement for our products will be affected or, if affected, the extent of any effect. The unavailability of third-party coverage or the inadequacy of reimbursement for our products would adversely affect our business and operating results.

PRODUCT LIABILITY AND WARRANTIES

     We usually give two to four-year warranties on our external pumps. The special motors contained in our external pumps are warranted for life. We set aside a reserve based on monthly return rates to pay for customer service and repair of products. We set aside additional reserves during early stages of product introduction. We believe such reserves are enough, but in the event of a major product problem or recall, the reserves may not be enough to cover all costs. Such an event could adversely affect our business and operating results.

     Our business involves the inherent risk of product liability claims. We maintain product liability insurance with coverage limits of $15.0 million per occurrence and an annual aggregate maximum of $15.0 million, with a deductible of $50,000 per occurrence. We cannot assure that this insurance coverage will continue to be available on acceptable terms or that the coverage will be enough to pay all future product liability claims.

EMPLOYEES

     As of March 21, 2000, we employed approximately 1260 full-time persons including 112 in research and development, 326 in manufacturing, production engineering and quality assurance, 418 in administration and support and 269 in sales and marketing. We also used 111 temporary workers as of March 21, 2000. We believe that the success of our business depends, in part, on our ability to attract and retain qualified personnel, particularly scientific, technical and key management personnel. We believe that our relationships with our employees are good.

ITEM 2. PROPERTIES

     We own our current primary facilities which consist of an aggregate of about 175,000 square feet in Sylmar, California. Approximately 23,400 square feet of the space is leased to Alfred E. Mann, our Chairman and Chief Executive Officer and approximately 9,711 square feet is leased to MRG. We own a facility in Hollywood, Florida which consists of an aggregate of approximately 32,000 square feet, and lease an additional 21,135 square feet of warehouse space adjacent to this facility. We also lease approximately 44,000 square feet of space in two locations in Northridge and Chatsworth, California. Under a lease and sublease, we are constructing on the campus of California State University Northridge up to 710,000 square feet of building of space in two phases over a three to five-year period to address our future space requirements for our manufacturing, administrative and other activities. The first phase of the construction which is currently underway consists of approximately 525,000 square feet on 19 acres and expect to begin our move to Northridge following the first phase of construction beginning in August 2000 and predict that our move will be completed over several months. We do not anticipate any significant disruptions in our daily business operations resulting from our move although no assurances can be given that unanticipated adverse consequences from our move will not occur. See "Management's Discussion and Analysis of Financial Condition -- Liquidity and Capital Resources."

ITEM 3. LEGAL PROCEEDINGS

     On February 9, 1999, we were served with a complaint filed in the Civil District Court For the Parish of Orleans, State of Louisiana, by Diabetes Resources, Inc., which is also known as Insulin Infusion Specialties, and which we will refer to as IIS. IIS entered into an Educational Dealer Agreement with us in July, 1997, relating to the distribution of some of our products by IIS. The agreement expired and we declined to renew that agreement, pursuant to its terms as of December 31, 1998. IIS is alleging that we are engaged in unfair competition, breached the agreement, violated applicable trade secret laws and defamed IIS. IIS did not specify the amount of damages it is seeking in its complaint. We removed the action to Federal Court, filed an answer denying the material allegations, and filed a counterclaim seeking damages for unfair trade practices. We have filed an amended counterclaim seeking damages based on IIS's failure to pay amounts due and owing. We believe that we have meritorious defenses to the claims asserted by IIS. Trial in the matter has been set for September 25, 2000. Discovery in this litigation is continuing.

     In October 1998, we filed a complaint against Robert Kusher and Craig Lowy, the former owners of HMS, in the United States District Court for the Southern District of Florida, Ft. Lauderdale Division. The complaint alleges that Mr. Kusher and Mr. Lowy engaged in fraudulent misrepresentation, negligent misrepresentation and breach of contract relating to the sale of HMS to us and specific billing practices of an HMS Pharmacy carried on prior to the sale. We are seeking several remedies including declaratory relief as to our rights under the acquisition and/or indemnification for any liability arising out of those billing practices. The allegations regarding billing practices could give rise to claims against us by the State of Florida.

     On January 21, 2000, Mr. Kusher filed a motion to add a counterclaim against us and our wholly owned subsidiary MiniMed Distribution Corp. Mr. Kusher is alleging that we published false written and oral statements with respect to Mr. Kusher and the billing practices carried on prior to the sale of HMS. Mr. Kusher's motion to add the counterclaims was granted on March 8, 2000. We believe that we have meritorious defenses against Mr. Kusher's claims.

     We are not presently a party to any other pending legal proceedings which we believe are material. From time to time we are subject to various legal proceedings for product liability and employment related claims. These claims arise out the ordinary course of our business. We do not believe that any of these claims, individually or collectively, will have any material adverse effect on our business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Common Stock began trading on the Nasdaq National Market under the symbol "MNMD" on July 25, 1995. The following table summarizes, for the periods indicated, the intra-day high and low sales prices per share of our Common Stock as adjusted for a 2:1 stock split paid on April 16, 1999 to stockholders of record on April 1, 1999:

                                                               HIGH       LOW
                                                              -------    ------
1999
  Fourth Quarter Ended December 31, 1999....................  $ 91.25    $50.13
  Third Quarter Ended October 1, 1999.......................   108.25     67.50
  Second Quarter Ended July 2, 1999.........................    79.00     45.81
  First Quarter Ended April 2, 1999.........................    59.38     38.50

1998
  Fourth Quarter Ended January 1, 1999......................  $ 59.00    $25.00
  Third Quarter Ended October 2, 1998.......................    34.44     20.19
  Second Quarter Ended July 3, 1998.........................    29.38     21.38
  First Quarter Ended April 3, 1998.........................    22.50     16.00

RECORD HOLDERS

     The last reported sale price of our Common Stock on the Nasdaq National Market on March 21, 2000 was $107.50. As of March 21, 2000, our company had approximately 1,111 stockholders of record.

DIVIDENDS

     We have never declared or paid any cash dividends on our Common Stock. We currently intend to retain all of our available funds for use in our business. We do not anticipate paying any cash dividends in the foreseeable future. The Board of Directors will make future determinations relating to our dividend policy, considering the following in making any such determination:

     - our future earnings;

     - our capital requirements;

     - our financial condition;

     - our future prospects; and

     - other factors which the Board of Directors might deem relevant.

SALES OF UNREGISTERED SECURITIES

     Not Applicable.

ITEM 6. SELECTED FINANCIAL DATA

     The following table summarizes certain selected consolidated financial data, which should be read in conjunction with the Company's financial statements and notes thereto included elsewhere herein and with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." The selected consolidated financial data as of December 31, 1999, January 1, 1999, January 2, 1998, December 27, 1996, and December 29, 1995, and for each of the five fiscal years in the period ended December 31, 1999 have been derived from the audited financial statements of MiniMed Inc. The audited financial statements, which are included elsewhere in this Annual Report, have been audited by Deloitte & Touche LLP, our independent auditors.

                                                               FISCAL YEAR
                                  ----------------------------------------------------------------------
                                      1995           1996          1997          1998           1999
                                                                YEAR ENDED
                                  ----------------------------------------------------------------------
                                  DECEMBER 29,   DECEMBER 27,   JANUARY 2,    JANUARY 1,    DECEMBER 31,
                                      1995           1996          1998          1999           1999
                                  ------------   ------------   -----------   -----------   ------------
                                             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
INCOME STATEMENT DATA:
Net sales.......................  $    56,906    $    76,396    $    99,492   $   138,577   $   212,296
Cost of sales...................       22,780         32,314         38,704        51,518        72,907
                                  -----------    -----------    -----------   -----------   -----------
Gross profit....................       34,126         44,082         60,788        87,059       139,389
Operating expenses:
  Selling, general and
     administrative.............       24,379         32,101         41,237        57,059        88,451
  Research and development......        7,095          7,900          9,447        16,531        26,798
  Research and development
     contract...................           --             --             --        (6,000)       (6,000)
  Merger related expenses.......           --             --          1,000            --            --
                                  -----------    -----------    -----------   -----------   -----------
          Total operating
            expenses............       31,474         40,001         51,684        67,590       109,249
                                  -----------    -----------    -----------   -----------   -----------
Operating income................        2,652          4,081          9,104        19,469        30,140
Interest expense................         (418)          (163)          (237)          (47)         (118)
Other income, including interest
  income........................          965          1,062          1,851         1,503         5,143
                                  -----------    -----------    -----------   -----------   -----------
Income before income taxes......        3,199          4,980         10,718        20,925        35,165
Provision for income taxes......         (854)        (1,662)        (4,029)       (7,882)      (13,266)
                                  -----------    -----------    -----------   -----------   -----------
Net income......................  $     2,345    $     3,318    $     6,689   $    13,043   $    21,899
                                  ===========    ===========    ===========   ===========   ===========
Basic income per share..........  $      0.12    $      0.14    $      0.26   $      0.49   $      0.74
                                  ===========    ===========    ===========   ===========   ===========
Basic weighted average shares
  outstanding...................   19,336,000     23,882,000     25,810,000    26,880,000    29,647,000
                                  ===========    ===========    ===========   ===========   ===========
Diluted income per share........  $      0.11    $      0.13    $      0.25   $      0.46   $      0.70
                                  ===========    ===========    ===========   ===========   ===========
Diluted weighted averages shares
  outstanding...................   21,436,000     25,134,000     27,112,000    28,332,000    31,471,000
                                  ===========    ===========    ===========   ===========   ===========

                                        DECEMBER 29,   DECEMBER 27,   JANUARY 2,    JANUARY 1,    DECEMBER 31,
                                            1995           1996          1998          1999           1999
                                        ------------   ------------   -----------   -----------   ------------
                                                                    (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital.......................    $32,133        $36,153       $ 63,409      $ 84,771       $253,891
Total assets..........................     56,561         64,424        105,819       157,652        353,798
Notes payable, net of current
  portion.............................        885          1,528            728         1,059             --
Retained earnings (accumulated
  deficit)............................     (1,924)         1,394          8,083        21,126         43,025
Total stockholders' equity............     42,120         48,131         83,083       133,833        327,098

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of MiniMed Inc. should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere herein. The discussion in this Annual Report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. See language relating to forward-looking statements preceding Item 1, "Business."

GENERAL

     Our sales and profits have been generated primarily through the sale of external pumps and related disposable products used to deliver insulin in the intensive management of diabetes. Additionally, through our acquisition of two distribution businesses, we have broadened our product offerings to include other diabetes supplies and pharmacy products generally used in the treatment of this disease.

     Product development and manufacturing operations have focused on four product lines: external pumps, related disposable products, implantable insulin pumps and continuous glucose monitoring systems. Future development of the external pump and disposable product lines will focus upon improving the existing technologies for our current use of diabetes treatment and utilizing these technologies for the treatment of other medical conditions. On September 1, 1998, we sold assets and transferred technology related to our implantable pump program to MRG. We have retained exclusive marketing rights to the implantable pump product line for specific medical conditions, including diabetes. Sales of continuous glucose monitoring systems commenced in 1999, as we launched a physician version of this product line after receiving regulatory approval in June, 1999. Our continuous glucose monitoring system has been characterized as a first of its kind technology, and full commercialization will be subject to successful implementation of manufacturing, sales, marketing and reimbursement plans. Our long-term goal is to link data obtained from our continuous glucose monitoring systems to our insulin delivery systems to create an "artificial pancreas" capable of controlling glucose levels in patients without substantive patient intervention.

     During 1999, we entered into two strategic relationships that will affect future product development, manufacturing, sales and marketing efforts, as well as financial performance. In February 1999, we entered into an agreement with Lilly giving us a worldwide license to formulate, package and sell a new formulation of Lilly's insulin lyspro for use with our programmable insulin infusion pumps. We will offer this insulin to our patients in pre-filled cartridges to be used exclusively in our external programmable insulin infusion pumps. In June 1999, we entered into agreements with a division of Elan Corporation, plc to manufacture and market exclusively under our name for insulin delivery a disposable, constant-flow infusion system developed by Elan. Our current plans are to offer this disposable infusion system to patients with Type 2 diabetes, further broadening our potential markets. We will also manufacture this infusion system for Elan and its other licensees for use with a variety of other pharmaceutical compounds. Our ability to market products related to each of these agreements is subject to regulatory approval, the timing and certainty of which are not predictable.

RESULTS OF OPERATIONS

     The following table sets forth for the years indicated the percentage relationship to net sales of certain items in our consolidated statements of operations and the percentage changes in the dollar amounts of such items on a comparative basis for the last three fiscal years:

                                                                                    ANNUAL
                                                                                   INCREASE
                                                                                  (DECREASE)
                                                                                --------------
                                                     PERCENTAGE OF NET SALES     1997     1998
                                                     -----------------------     VS.      VS.
                                                     1997     1998     1999      1998     1999
                                                     -----    -----    -----    ------    ----
Net sales..........................................  100.0%   100.0%   100.0%     39.3%   53.2%
Cost of sales......................................   38.9%    37.2%    34.3%     33.1%   41.5%
                                                     -----    -----    -----    ------    ----
Gross profit.......................................   61.1%    62.8%    65.7%     43.2%   60.1%
Operating expenses:
  Selling, general and administrative..............   41.4%    41.2%    41.7%     38.4%   55.0%
  Research and development.........................    9.5%    11.9%    12.6%     75.0%   62.1%
  Research and development contract................    0.0%    (4.3)%   (2.8)%   100.0%    0.0%
  Merger related expenses..........................    1.0%     0.0%     0.0%   (100.0)%   n/a
                                                     -----    -----    -----    ------    ----
Total operating expenses...........................   51.9%    48.8%    51.5%     30.8%   61.6%
                                                     -----    -----    -----    ------    ----
Operating income...................................    9.2%    14.0%    14.2%    113.9%   54.8%
                                                     =====    =====    =====    ======    ====

     The following table sets forth net sales and gross profits for our significant business activities for the three years ended December 31, 1999.

                                               FISCAL YEAR              PERCENTAGE OF NET SALES
                                     -------------------------------    -----------------------
                                      1997        1998        1999      1997     1998     1999
                                     -------    --------    --------    -----    -----    -----
                                                           (IN THOUSANDS)
NET SALES:
External pumps and related disposables:
  External pumps:
     Domestic......................  $42,392    $ 66,225    $107,861     42.6%    47.8%    50.8%
     International.................    3,782       6,280       9,173      3.8%     4.5%     4.3%
                                     -------    --------    --------    -----    -----    -----
       Subtotal....................   46,174      72,505     117,034     46.4%    52.3%    55.1%
  Disposable products:
     Domestic......................   31,305      44,605      73,783     31.4%    32.2%    34.7%
     International.................    2,791       4,646       6,639      2.8%     3.4%     3.1%
                                     -------    --------    --------    -----    -----    -----
       Subtotal....................   34,096      49,251      80,422     34.2%    35.6%    37.9%
                                     -------    --------    --------    -----    -----    -----
Total external pumps and related
  disposables......................   80,270     121,756     197,456     80.6%    87.9%    93.0%
Implantable insulin pumps(1).......    1,578       1,391       1,811      1.6%     1.0%     0.9%
Other diabetes supplies(1).........    5,835       6,548       8,729      5.9%     4.7%     4.1%
Glucose Monitoring Systems.........       --          --         163       --       --      0.1%
Pharmacy products(1)...............   11,810       8,882       4,137     11.9%     6.4%     1.9%
                                     -------    --------    --------    -----    -----    -----
          Total Net Sales..........  $99,492    $138,577    $212,296    100.0%   100.0%   100.0%
                                     =======    ========    ========    =====    =====    =====
GROSS PROFITS:
External pumps and related disposables:
  External pumps:
     Domestic......................  $33,011    $ 52,851    $ 84,400     33.2%    38.1%    39.8%
     International.................    2,028       3,970       5,302      2.0%     2.9%     2.5%
                                     -------    --------    --------    -----    -----    -----
       Subtotal....................   35,039      56,821      89,702     35.2%    41.0%    42.3%
  Disposable products:
     Domestic......................   21,592      25,946      42,693     21.7%    18.7%    20.1%
     International.................    1,865       2,505       3,211      1.9%     1.8%     1.5%
                                     -------    --------    --------    -----    -----    -----
       Subtotal....................   23,457      28,451      45,904     23.6%    20.5%    21.6%
                                     -------    --------    --------    -----    -----    -----
Total external pumps and related
  disposables......................   58,496      85,272     135,606     58.8%    61.5%    63.9%
Implantable insulin pumps(1).......   (1,489)     (1,684)       (633)    -1.5%    -1.2%    -0.3%
Other diabetes supplies(1).........    2,416       2,316       3,468      2.4%     1.7%     1.6%
Glucose Monitoring Systems.........       --          --         122       --       --      0.1%
Pharmacy products(1)...............    1,365       1,155         826      1.4%     0.8%     0.4%
                                     -------    --------    --------    -----    -----    -----
          Total Gross Profits......  $60,788    $ 87,059    $139,389     61.1%    62.8%    65.7%
                                     =======    ========    ========    =====    =====    =====

---------------
(1) Implantable insulin pump sales are international, and other diabetes supplies and pharmacy products sales are primarily domestic.

FISCAL 1999 AND FISCAL 1998

     Net Sales. Consolidated net sales increased 53.2% in 1999 over 1998 to $212,296,000 from $138,577,000. Our sales growth is primarily the result of an increase of 62.2%, or $75,700,000, in sales of external pumps and related disposable products. Sales of external pumps grew 61.4% in 1999, with external pump domestic sales growing 62.9% and external pump international sales increasing 46.1%. The domestic increase is primarily related to increased unit volume combined with a small increase in average selling prices. The increase in external pump international sales is unit volume driven, as realized international average sales prices were slightly lower than in 1998. The domestic price increase was a function of the our continued efforts to increase the percentage of pump sales processed directly with third-party payors rather than selling pumps at larger discounts to independent dealers, and market acceptance of price increases on our pumps related to technological enhancements introduced during the last two years. International average selling prices for pumps and related disposable products were slightly lower in 1999 compared to 1998 due to increased sales in emerging foreign markets where independent dealers are utilized, compared to the prices realized in the markets where we have direct operations. Sales of the related disposable products increased 63.3% in 1999, with domestic sales growth at 65.4% and international sales growth at 42.9%. Similar to our external pumps, this increase in sales of disposable products was primarily volume driven in both the domestic and international markets. Two other factors influenced the sales growth of our disposable products. First, we experienced a shift in product mix of the infusion sets sold, with customers moving to the more expensive models of our infusion sets. Second, similar to our external pump product line, domestic average sales prices have increased as a result of processing more sales directly with third-party payors by our direct sales organization, as contrasted to sales to independent dealers.

     Sales of implantable pumps increased by 30.2% or $420,000 in 1999 over 1998. Sales activity of this product line remains limited due to the lack of required regulatory approvals, and to date, sales of implantable pumps have been generated mainly in connection with clinical trials and compassionate use of the pumps for patients with particularly difficult cases. We originally received certification for the implantable pump under the applicable directives issued by the EU, and received the CE Mark in March 1995, thus permitting commercial sale throughout the EU. An enhanced version of the implantable pump received the CE Mark in February 2000. Separate approval from the EU, however, is required for commercial sale of the insulin for use in the pump. The insulin is manufactured by an independent pharmaceutical company, which also controls the regulatory filings for its insulin. The implantable pump and the special insulin also remain subject to regulatory review and approval in the United States. No assurance can be given as to when any of these approvals will be received, if at all.

     Sales of other diabetes supplies increased 33.3%, or $2,181,000 in 1999 over 1998. This increase resulted from overall market growth and the commencement of internal efforts to market these products to our external pump patient base. Average sales prices for these products have increased in 1999 over 1998, as a decreasing percentage of our diabetes supplies business was derived from lower paying Medicare patients. Pharmaceutical products sales decreased 53.4%, or $4,745,000 in 1999 compared to 1998. The 1999 sales decrease is a further continuation of our narrowing and restructuring of the pharmacy operations to better support our future business activities. We believe that our pharmacy operations can become an important element in our distribution of pre-filled insulin cartridges, products to treat other medical conditions and possibly our disposable infusion system for the treatment of Type 2 diabetes. During the fourth quarter of 1999 we recognized our first revenues on sales of the continuous glucose monitoring system, although these sales were modest.

     Cost of Sales and Operating Expenses. Cost of sales increased 41.5% in 1999 over 1998 to $72,907,000 from $51,518,000. As a percentage of net sales, cost of sales decreased to 34.3% in 1999 from 37.2% in 1998. Our overall gross margin percentage improvement was achieved primarily through margin improvement in the implantable pump, other diabetes supplies and pharmacy products. Implantable pump margins improved primarily due to cost reductions achieved because of the sale of assets and transfer of technology to MRG. Future margins on implantable pumps may be adversely impacted by a contractual purchase commitment for these products to MRG (See further discussion in "Liquidity and Capital Resources"). Margin improvements in other diabetes supplies and pharmacy product areas are the result of our repositioning of these businesses.

     Gross margin percentages on domestic sales of external pumps and the related disposable products remained constant in 1999 compared to 1998. While average sales prices on external pumps increased, manufacturing costs of external pumps also increased, as our latest model external pump incorporates several technological advancements including a remote bolus programming device. Additionally, included in cost of sales for domestic external pumps is a nonrecurring charge of $1.5 million recorded in the fourth quarter of

1999 for the estimated costs of correcting a software error on certain external pumps sold in October and November of 1999. Domestic disposable product gross margin percentages remained consistent from 1999 to 1998. While the shift in product mix to more expensive infusion sets resulted in increased sales prices, the gross profit margin percentages on these enhanced infusion sets are lower due to higher product costs. International gross margin percentages on external pumps and related disposable products decreased in 1999 from 1998 due to our increased expansion into new markets where we are realizing lower prices.

     Selling, general and administrative expenses increased 55.0% in 1999 over 1998 to $88,451,000 from $57,059,000. As a percentage of net sales, these expenses remained consistent for 1999 compared to 1998. Selling and marketing expenses increased primarily due to increased sales volumes, which led to increased sales commissions and other variable field and in-house sales costs. Additionally, we continued the expansion of our direct sales organization during 1999 through the addition of new sales representatives, continued development of our managed care marketing efforts and an expanding commitment to field education and training. We also increased international selling and marketing expenditures to expand our overall international presence, particularly in Germany and in new international markets. General and administrative expenses increased to support our growth, primarily in the areas of reimbursement and information systems.

     Research and development expenses increased 62.1% in 1999 over 1998 to $26,798,000 from $16,531,000. As a percentage of sales, research and development expenses increased to 12.6% during 1999 from 11.9% during 1998. The 1999 increase in research and development costs resulted from greater resources directed toward the development of continuous glucose monitoring systems and the related pilot manufacturing operations, development efforts related to future generations of external pumps, expansion of the data communication capabilities of our products, support of efforts for the use of our core technology in the treatment of other medical conditions, and product development efforts related to our pre-filled insulin cartridge program and our disposable infusion systems. Research and development expenses will continue to rise during 2000, as we plan to introduce several new products over the next two years, including the consumer version of our continuous glucose monitoring system, new generations of external insulin pumps and related disposable products (including pre-filled insulin cartridges), expansion of our core technology for the treatment of other medical conditions and our disposable infusion system, both for the treatment of Type 2 diabetes and under our commitment to supply this product to Elan and its licensees.

     During the 1998 first quarter, we signed a research and development contract with American Medical Instruments, Inc., also known as AMI, a member of The Marmon Group of Companies. Under the terms of the agreement we perform research and development services on the development of electronics and telemetry for future models of infusion pumps. Upon achievement of quarterly performance milestones, we have received $12.0 million in funding, $6.0 million received in each of 1999 and 1998, respectively. Subject to payment of royalties to AMI, we have the right to sell products utilizing the technologies developed pursuant to the agreement on a worldwide basis, with the exception of Japan. We also have the right to purchase the technologies developed at prices ranging from an aggregate of $13.5 million to $19.0 million during certain periods commencing January 2000 and concluding April 30, 2002. During each of 1999 and 1998, we recorded the $6.0 million we received under this research and development contract as a reduction of operating expenses. Costs related to completion of the obligations under this agreement are included in research and development expense.

     From time to time we invest in new and developing technologies that may provide improvements to our core technology or that may provide additional applications for our existing technologies and products. These investments may be in the form of equity investments, loans, research and development agreements, and strategic alliances or cooperation agreements. No assurance can be given as to when such investments will provide useful new technologies or applications, if at all. Such investments may result in losses that could adversely affect our future earnings and results of operations.

     Other. Other income for 1999 and 1998 consisted primarily of interest income generated from our cash, cash equivalents, and short-term investment balances. These amounts increased due to additional cash from our 1999 offering of common stock which raised $140,588,000 in net proceeds to us. Our effective tax rate for 1999 and 1998 has been computed giving consideration to the pretax results applicable to our foreign and domestic tax jurisdictions and a continual decrease in our valuation allowance against net deferred tax assets due to improved operating results. We have not incurred any material foreign income tax expense to date. Inflation has not significantly impacted our results of operations for the past three years.

FISCAL 1998 AND FISCAL 1997

     Net Sales. Consolidated net sales increased 39.3% in 1998 over 1997 to $138,577,000 from $99,492,000. This increase is the result of an increase of 51.7%, or $41,486,000, in sales of external pumps and related disposable products, offset by slower overall growth in our other business activities. Sales of external pumps grew 57.0%, with domestic external pump sales rising 56.2%, and international external pump sales climbing at an even higher rate of 66.0%. In both the domestic and international markets, sales growth was driven by increased unit volumes combined with increased average selling prices. Domestic external pump selling prices increased due in large part to our efforts to process a more significant percentage of our sales internally, rather than providing discounts to independent dealers, and a slight price increase related to a new model pump introduced during 1998. The international price increase is due to increased sales through our direct subsidiaries, primarily in Germany and Sweden, compared to sales to independent distributors in these areas during 1997. Sales of the related disposable products grew at a rate of 44.4%, with the domestic and international sales increasing at 42.5% and 66.5%, respectively. Disposable products pricing remained relatively consistent for 1998 compared to 1997.

     Sales of other diabetes supplies increased 12.2%, or $713,000 in 1998 over 1997. This increase resulted from overall market growth, combined with additional sales of these products as a result of our 1998 acquisitions of distributor organizations. Average sales prices have decreased for these products due to reimbursement trends. Pharmaceutical products sales decreased 24.8%, or $2,928,000 in 1998 over 1997. The pharmacy operation historically distributed products to treat a number of medical conditions, including diabetes, HIV/AIDS and renal failure. The 1998 sales decrease primarily resulted from the our narrowing and restructuring of the pharmacy operations to better support our core activities and to better position us for future opportunities. Sales of implantable pumps decreased by 11.9% or $187,000 in 1998 over 1997, primarily due to the continued lack of required regulatory approvals required for commercialization of this product line.

     Cost of Sales and Operating Expenses. Cost of sales increased 33.1% in 1998 over 1997 to $51,518,000 from $38,704,000. As a percentage of net sales, cost of sales decreased to 37.2% in 1998 from 38.9% in 1997. This improvement in gross margins was directly attributable to the external pump and related disposable product line. External pump gross profits increased due to an increase in realized domestic and international sales prices, continued improvement in product reliability and economies of scale related to increased volumes. Gross margins on the related disposable products decreased in the domestic and international markets. This decrease was primarily attributable to our addition of a new disposable product line which was developed and manufactured for us by an outside vendor. We realized a higher per unit cost on this product line than on our historical disposable products.

     Gross profits were adversely impacted by the implantable pump product line during 1998 due to continued limited sales prior to the product's full commercial release. With our sale of certain assets and transfer of certain technology and operating activities to MRG on September 1, 1998, we experienced improved margins on this product line following such transaction. MRG was founded by Alfred E. Mann, the Company's founder, Chairman, CEO and largest stockholder. Mr. Mann is also the Chairman, a director and a significant shareholder in MRG.

     Gross profits on other diabetes supplies decreased 4.1% to $2,316,000 in 1998, compared to $2,416,000 in 1997. This decrease in gross profit margin for other diabetes supplies was primarily due to the lower domestic average sales prices described above. Gross margins, as a percentage of sales, have decreased for pharmaceutical products during 1998 compared to 1997 as a result of the restructuring of the pharmacy operations and discontinuation of certain pharmaceutical product lines which were more profitable but were not consistent with our long-term plans.

     Selling, general and administrative expenses increased 38.4% in 1998 over 1997 to $57,059,000 from $41,237,000. As a percentage of net sales, these expenses decreased slightly to 41.2% in 1998 from 41.4% in

1997. Selling and marketing expenses increased primarily due to increased sales volumes, which led to increased sales commissions and other variable field sales costs. Additionally, we expanded our direct sales organization during 1998 through the realignment of sales territories and the hiring of new sales representatives. We also increased international selling and marketing expenditures to expand our overall international presence, particularly in Germany. General and administrative expenses increased as we have continued to build our infrastructure to manage increasing domestic and international sales activity, strengthen our collection function and expand information systems capabilities.

     Research and development expenses increased 75.0% in 1998 over 1997 to $16,531,000 from $9,447,000. As a percentage of sales, research and development expenses increased to 11.9% during 1998 from 9.5% during 1997. The 1998 increase in research and development costs resulted from greater resources directed toward the development of continuous glucose monitoring systems, start-up manufacturing operations of the continuous glucose monitoring systems, development of future generation external insulin pumps and related disposable products, data communication capabilities for external pumps and continuous glucose monitoring systems and a joint development project with Roche Diagnostics.

     Other. Other income for 1998 and 1997 consisted primarily of interest income generated from our cash, cash equivalents, and short-term investment balances. Interest expense in 1997 and 1998 relates primarily to debt incurred by HMS prior to our acquisition to fund operations and to finance its operating facility. Substantially all of the HMS debt was retired during 1998. In future periods, we expect to incur interest expense related to the notes payable that were issued in connection with the purchase of DSS (see discussion below in "Liquidity and Capital Resources").

     Our effective tax rate for 1998 and 1997 has been computed giving consideration to the pretax results applicable to our foreign and domestic tax jurisdictions and a continual decrease in our valuation allowance against net deferred tax assets due to improved operating results. We have not incurred any material foreign income tax expense to date. Inflation has not significantly impacted our results of operations for the past three years.

LIQUIDITY AND CAPITAL RESOURCES

     We generated cash from operations of $10,275,000 in 1999 compared to cash used in operations of $2,921,000 during 1998. The increase in operating cash flows was the result of increased overall profitability and our tax benefits from the exercise of non-qualified stock options. These increases were offset by continued growth in our accounts receivable driven by sales growth and our continuing shift in business to direct sales and billing activities to third party payors. This sales shift has led to a significant increase in accounts receivable balances due from third party payors, which are generally realized over a longer payment cycle. Our use of cash in 1998 included several factors. We used cash in 1998 to retire approximately $6,333,000 in current liabilities related to our acquisitions of HMS and DSS. These liabilities included $1,772,000 in trade payables of the HMS pharmacy operations, $1,893,000 in trade payables and accrued liabilities related to DSS operations, $1,910,000 in other accrued liabilities and all of the accrued but unpaid amounts related to the $1.0 million in merger related expenses recorded in fiscal 1997. If we had not retired these liabilities, we would have generated cash flow from operating activities of $3,412,000 rather than the $2,921,000 reported as cash used in operations. We also experienced a significant increase in accounts receivable in 1998 due to our shift to selling direct to patients through our in-house sales organization rather than through independent distributors. We also experienced an increase in inventory balances during 1998 in support of higher levels of business activity. During 1997, our cash flows from operating activities was $2,311,000 generated primarily from our increased profits.

     Capital expenditures were $6,072,000 for 1997, $18,570,000 for 1998, and $20,402,000 for 1999. Our 1997 capital expenditures included continued building improvements, manufacturing expansion, the acquisition of additional research and development engineering equipment and information systems upgrades. The 1998 and 1999 capital expenditures related primarily to building manufacturing capacity for the continuous glucose monitoring systems, as well as other building improvements, manufacturing expansion, research and development engineering equipment and information systems upgrades to support growth. We anticipate that future capital expenditures will continue to increase at an even faster rate in support of our new product activities and to build the infrastructure necessary to accommodate continuing growth. We retired $2.8 million in bank debt related to HMS operations and used $2.7 million of cash during the first quarter of 1998 to complete our acquisition of Dartec, a Scandinavian distributor.

     In 1999, we entered into a financing transaction pursuant to which we are constructing a corporate headquarters, research and development and manufacturing facility on the campus of California State University, Northridge, the first phase of which will be financed with a $65.0 million credit transaction. We are in the process of attempting to increase this debt arrangement to further expand this facility. The transaction was structured as a synthetic lease financing for the facility development and, in a related transaction, we obtained a revolving line of credit to borrow up to $15.0 million. Under the terms of the financing transaction, a special purpose trust subleases the land to us and leases the improvements to us. In connection with these financing transactions, we pledged substantially all of our assets as collateral security, and are subject to various affirmative and negative covenants regarding the conduct of our business. These arrangements could adversely affect our ability to obtain additional capital or acquire additional capital resources or engage in certain strategic transactions. The synthetic lease has an initial term of five years, with two one-year renewal options. The underlying ground lease has a term of 40 years with renewal options for up to an additional 40 years. Under these arrangements, we are committed to annual payments ranging from $4.5 million to $5.0 million commencing during the second half of 2000. Additionally, we made payments of $400,000 during 1999 and are committed to average annual payments in future periods of approximately $450,000 plus periodic cost of living adjustments, per the terms of the ground lease for the Northridge property. These lease payments will be recorded as rent expense in future periods. When the synthetic lease terminates, we will be able to assume the obligations of the special purpose trust as the lessee under the ground lease if we exercise our option to purchase.

     On October 31, 1998, we acquired DSS, a distributor of our products and other diabetes supplies located in South Florida. We acquired substantially all of the net assets of DSS with payment of $4.9 million consisting of $3.1 million in cash and $1.8 million in notes payable, $800,000 of which was paid in 1999 and $1,000,000 of which is due in 2000. In connection with this acquisition, we also assumed certain liabilities and retired approximately $2.0 million in short-term and long-term debt of DSS during the 1998 fourth quarter.

     On November 5, 1998, we entered into an agreement with a wholly-owned subsidiary of Medtronic, Inc. enabling Medtronic to purchase $30.0 million of our common stock at $30.00 per share, the approximate market value of the stock at that time. Medtronic purchased 1,000,000 shares of unregistered common shares during the 1998 fourth quarter, and we granted Medtronic certain registration rights associated with the shares. Other financing activities during 1998 included an unsecured line of credit which enabled us to borrow up to $10.0 million. This line of credit expired and had never been drawn and was replaced with a new credit facility, described above.

     In the process of integrating certain HMS operations, we discovered certain business practices relating to charges billed to the State of Florida which were implemented by prior ownership and that may potentially result in liability. These billing practices were related to business activities of an affiliated pharmacy. We have corrected the practices, notified the State of Florida of our findings and initiated legal action against the prior owners to seek indemnification for any related liability that may be incurred by us. The amount of potential liability, if any, cannot be determined at this time, although we believe that indemnification for such liability would be available from the prior owners. We also are involved in certain other litigation, the financial impact of which is uncertain (see Notes to Consolidated Financial Statements).

     We received $6.0 million during each of 1998 and 1999 under terms of our research and development contract with AMI. As indicated above, we have the right to either purchase the technologies developed or acquire a fully paid-up, exclusive worldwide license for these technologies, in either case at prices ranging from an aggregate of $13.5 million to $19.0 million, subject to downward adjustment, during specific periods beginning January 2000 through April 30, 2002. Alternatively, we may elect to pay royalties on sales of products utilizing the technology developed pursuant to the contract.

     We have also entered into an agreement by which, among other transactions, we have acquired an option to purchase the exclusive worldwide marketing rights to a long-term glucose sensor and related products being developed by MRG for $30.0 million within 90 days of MRG's first successful human full implant in a clinical trial performed in accordance with applicable regulatory requirements. In the event that we pursue either of these opportunities, additional capital resources may be required.

     To retain our exclusive marketing rights for the implantable pump, we are required to purchase minimum quantities of some products from MRG. Future minimum purchase commitments for implantable pump units from MRG based upon current prices are:

2000....................................................  $ 9,784,000
2001....................................................    8,935,000
                                                          -----------
          Total.........................................  $18,719,000
                                                          ===========

     The implantable pump and related insulin have not been approved for commercial distribution in the United States. The implantable pump has been approved for commercial distribution in the EU, but sales will be limited until the special insulin used with the pump is approved. We have accrued $2,000,000 as of January 1, 1999 and $3,500,000 as of December 31, 1999 related to implantable pump purchase commitment obligations in excess of expected usage.

     Management believes that our current level of our cash and cash equivalents and short-term investments will be sufficient to meet our needs for working capital and capital expenditures for the next 24 to 36 months. The requirements for additional capital and working capital, however, are subject to change and will depend upon numerous factors, including:

     - the level of capital expenditures, especially relating to the new corporate headquarters and the development of our new insulin cartridge and disposable pump businesses;

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

QUARTERLY RESULTS

     The following table sets forth some of our selected consolidated financial information for our eight most recent quarters. In the opinion of management, this unaudited financial information has been prepared on the same basis as the audited financial information, and includes all adjustments, consisting only of normal, recurring adjustments, necessary to present this information fairly when read in conjunction with our consolidated financial statements and notes thereto contained elsewhere in this annual report on this Form 10-K.

                                                                1998
                                              ----------------------------------------
                                                Q1         Q2         Q3         Q4
                                              -------    -------    -------    -------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales...................................  $26,366    $31,715    $34,897    $45,599
Cost of sales...............................    9,784     13,656     13,071     15,007
                                              -------    -------    -------    -------
Gross profits...............................  $16,582    $18,059    $21,826    $30,592
                                              =======    =======    =======    =======
Net income..................................  $ 2,304    $ 2,747    $ 3,217    $ 4,775
                                              =======    =======    =======    =======
Basic earnings per share....................  $  0.09    $  0.10    $  0.12    $  0.18
                                              =======    =======    =======    =======
Diluted earnings per share..................  $  0.09    $  0.10    $  0.11    $  0.16
                                              =======    =======    =======    =======

                                                                1999
                                              ----------------------------------------
                                                Q1         Q2         Q3         Q4
                                              -------    -------    -------    -------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales...................................  $40,911    $49,083    $51,400    $70,902
Cost of sales...............................   13,838     16,280     16,502     26,287
                                              -------    -------    -------    -------
Gross profits...............................  $27,073    $32,803    $34,898    $44,615
                                              =======    =======    =======    =======
Net income..................................  $ 3,782    $ 4,873    $ 5,816    $ 7,428
                                              =======    =======    =======    =======
Basic earnings per share....................  $  0.14    $  0.17    $  0.19    $  0.24
                                              =======    =======    =======    =======
Diluted earnings per share..................  $  0.13    $  0.16    $  0.18    $  0.23
                                              =======    =======    =======    =======

     Our results of operations have historically fluctuated on a quarterly basis. These seasonal trends have resulted in sales and earnings for each of the first three quarters being significantly lower than sales in the fourth quarter. Fluctuations of earnings from quarter to quarter have and will continue to result from numerous factors, including:

     - response to practices of insurance companies and other third-party payors with respects to reimbursement for our products, which tend to result in increased sales of our external infusion pumps and disposables later in the calendar year, after patients' deductibles are satisfied;

     - market acceptance of our products;

     - timing of regulatory approvals;

     - new product introductions;

     - competition;

     - our ability to manufacture our products efficiently;

     - timing of research and development expenditures; and

     - the structure of our sales compensation program.

YEAR 2000 COMPLIANCE

     The Year 2000 problem, which we call Y2K, arose as a result of computer programs and other electronic devices containing microprocessors having been written using two digits (rather than four) to define the applicable year. Any information technology system with time-sensitive software might recognize a date using

"00" as the year 1900 rather than the year 2000. This improper calculation of dates could result in disruptions of normal operations and systems failures.

     We implemented a Year 2000 Action Plan Program, which we call the Plan, in the second quarter of 1998 so that our computer systems would function properly in the year 2000 and thereafter. Our Plan involved the review of a number of internal and third-party systems. We completed our system review and made certain modifications to our existing software and systems and/or conversions to new software. We estimate that, as of December 31, 1999, the cost of remediating our internal systems and equipment was approximately $1.0 million. We funded this effort through our normal working capital. As a result, the Year 2000 problem did not pose any operational problems. Because we experienced no major year 2000-related issues internally or externally over the year 2000 transition, we not currently believe that we will incur material costs or experience material disruptions in our business associated with Y2K. However, there can be no assurance that our or our vendors' current systems and product offerings do not contain undetected errors or defects associated with year 2000 date functions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We invest excess cash in short-term debt securities that are classified as available for sale. Two of the main risks associated with these investments are interest rate risk and credit risk. Typically, when interest rates rise, there is a corresponding decline in the market value of the debt securities. Fluctuations in interest rates should not have a material effect on our financial statements because of the short-term nature of the securities in which we invest. Credit risk refers to the possibility that the issuer of the debt securities will not be able to make principal and interest payments. We have limited our investments to investment grade or comparable securities and have not experienced any losses on our investments to date due to credit risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

     The following independent auditors' report and the consolidated financial statements of MiniMed Inc. and its subsidiaries are included in Item 8:

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   39
Consolidated Balance Sheets -- January 1, 1999 and December
  31, 1999..................................................   40
Consolidated Statements of Income -- Years Ended January 2,
  1998, January 1, 1999 and December 31, 1999...............   41
Consolidated Statements of Stockholders' Equity and
  Comprehensive Income -- Years ended January 2, 1998,
  January 1, 1999 and December 31, 1999.....................   42
Consolidated Statements of Cash Flows -- Years ended January
  2, 1998, January 1, 1999 and December 31, 1999............   43
Notes to Consolidated Financial Statements..................   45

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of MiniMed Inc.:

     We have audited the accompanying consolidated balance sheets of MiniMed Inc. and its subsidiaries (the "Company") as of January 1, 1999 and December 31, 1999 and the related consolidated statements of income, stockholders' equity and comprehensive income, and of cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 1999 and December 31, 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Los Angeles, California
February 9, 2000 (except for Note 15,
as to which the date is March 8, 2000)

                                  MINIMED INC.

                          CONSOLIDATED BALANCE SHEETS
                     JANUARY 1, 1999 AND DECEMBER 31, 1999

                                     ASSETS

                                                                  1998            1999
                                                              ------------    ------------
CURRENT ASSETS:
Cash and cash equivalents...................................  $ 27,303,000    $ 92,718,000
Short-term investments......................................    13,476,000      77,716,000
Accounts receivable, net of allowance for doubtful accounts
  of $8,844,000 and $13,108,000 at January 1, 1999 and
  December 31, 1999, respectively...........................    38,788,000      65,938,000
Inventories:
  Raw materials.............................................     7,064,000       9,380,000
  Work-in-process...........................................     3,040,000       2,315,000
  Finished goods............................................     6,756,000       7,643,000
                                                              ------------    ------------
         Total inventories..................................    16,860,000      19,338,000
Deferred income taxes.......................................     6,404,000       9,973,000
Income taxes receivable.....................................            --       5,761,000
Prepaid expenses and other current assets...................     3,835,000       7,602,000
                                                              ------------    ------------
         Total current assets...............................   106,666,000     279,046,000
NOTE RECEIVABLE FROM AFFILIATE..............................     3,600,000       3,600,000
LONG-TERM INVESTMENTS.......................................     4,826,000       8,552,000
OTHER ASSETS................................................    11,522,000      17,969,000
LAND, BUILDINGS, PROPERTY AND EQUIPMENT -- Net..............    31,038,000      44,631,000
                                                              ------------    ------------
         TOTAL ASSETS.......................................  $157,652,000    $353,798,000
                                                              ============    ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of notes payable and line of credit.........  $  1,101,000    $  1,000,000
Accounts payable............................................     5,447,000       3,573,000
Accrued salaries and related benefits.......................     5,231,000       7,749,000
Accrued sales commissions...................................     2,260,000       2,964,000
Accrued warranties..........................................     2,828,000       3,859,000
Income taxes payable........................................     1,155,000              --
Accrued software refurbishment costs........................            --       1,200,000
Accrued related party purchase commitment obligations.......     2,000,000       3,500,000
Other accrued expenses......................................     1,873,000       1,310,000
                                                              ------------    ------------
         Total current liabilities..........................    21,895,000      25,155,000
                                                              ------------    ------------
DEFERRED INCOME TAXES.......................................       865,000       1,545,000
NOTES PAYABLE...............................................     1,059,000              --
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, par value $.01; 40,000,000 shares authorized as of January 1, 1999 and 100,000,000 shares authorized
    as of December 31, 1999; 28,098,393 and 31,150,297
    shares issued and outstanding as of January 1, 1999 and
    December 31, 1999, respectively.........................       286,000         317,000
  Additional capital........................................   111,683,000     280,825,000
  Accumulated other comprehensive income....................       738,000       2,931,000
  Retained Earnings.........................................    21,126,000      43,025,000
                                                              ------------    ------------
         Total stockholders' equity.........................   133,833,000     327,098,000
                                                              ------------    ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........  $157,652,000    $353,798,000
                                                              ============    ============

                See notes to consolidated financial statements.

                                  MINIMED INC.

                       CONSOLIDATED STATEMENTS OF INCOME
       YEARS ENDED JANUARY 2, 1998, JANUARY 1, 1999 AND DECEMBER 31, 1999

                                                                    FISCAL YEAR
                                                    -------------------------------------------
                                                       1997            1998            1999
                                                    -----------    ------------    ------------
NET SALES.........................................  $99,492,000    $138,577,000    $212,296,000
COST OF SALES.....................................   38,704,000      51,518,000      72,907,000
                                                    -----------    ------------    ------------
GROSS PROFIT......................................   60,788,000      87,059,000     139,389,000
                                                    -----------    ------------    ------------
OPERATING EXPENSES:
  Selling, general and administrative.............   41,237,000      57,059,000      88,451,000
  Research and development........................    9,447,000      16,531,000      26,798,000
  Research and development contract...............           --      (6,000,000)     (6,000,000)
  Merger related expenses.........................    1,000,000              --              --
                                                    -----------    ------------    ------------
          Total operating expenses................   51,684,000      67,590,000     109,249,000
                                                    -----------    ------------    ------------
OPERATING INCOME..................................    9,104,000      19,469,000      30,140,000
INTEREST EXPENSE..................................     (237,000)        (47,000)       (118,000)
OTHER INCOME, Including interest income...........    1,851,000       1,503,000       5,143,000
                                                    -----------    ------------    ------------
INCOME BEFORE INCOME TAXES........................   10,718,000      20,925,000      35,165,000
PROVISION FOR INCOME TAXES........................    4,029,000       7,882,000      13,266,000
                                                    -----------    ------------    ------------
NET INCOME........................................  $ 6,689,000    $ 13,043,000    $ 21,899,000
                                                    ===========    ============    ============
Basic earnings per share..........................  $      0.26    $       0.49    $       0.74
                                                    ===========    ============    ============
Basic weighted average shares outstanding.........   25,810,000      26,880,000      29,647,000
                                                    ===========    ============    ============
Diluted earnings per share........................  $      0.25    $       0.46    $       0.70
                                                    ===========    ============    ============
Diluted weighted average shares outstanding.......   27,112,000      28,332,000      31,471,000
                                                    ===========    ============    ============

                See notes to consolidated financial statements.

                                  MINIMED INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
       YEARS ENDED JANUARY 2, 1998, JANUARY 1, 1999 AND DECEMBER 31, 1999

                                   COMMON STOCK                                        ACCUMULATED      RETAINED
                               ---------------------    ADDITIONAL                        OTHER         EARNINGS
                               NUMBER OF                 PAID-IN      COMPREHENSIVE   COMPREHENSIVE   (ACCUMULATED
                                 SHARES      AMOUNT      CAPITAL         INCOME          INCOME         DEFICIT)        TOTAL
                               ----------   --------   ------------   -------------   -------------   ------------   ------------
BALANCE, DECEMBER 27, 1996...  24,007,257   $246,000   $ 46,491,000                                   $ 1,394,000    $ 48,131,000
Issuance of common stock in
  public offering (net of
  expenses)..................   1,850,000     18,000     22,146,000                                                    22,164,000
Issuance of common stock for
  exercise of warrants.......     400,000      4,000      2,596,000                                                     2,600,000
Exercise of stock options....     221,234      2,000        515,000                                                       517,000
Tax benefit associated with
  stock option exercises.....                             1,276,000                                                     1,276,000
Issuance of stock under
  employee stock plan........      49,812                   547,000                                                       547,000
Stock awards to directors....       6,516                   100,000                                                       100,000
Comprehensive income:
  Net income.................                                          $ 6,689,000                      6,689,000       6,689,000
  Other comprehensive income:
    Unrealized holding gain
      on security, net of
      $747,000 in deferred
      income taxes...........                                            1,371,000                                      1,371,000
    Foreign currency
      translation
      adjustments............                                             (312,000)                                      (312,000)
                                                                       -----------
        Total other
          comprehensive
          income.............                                            1,059,000     $1,059,000
                                                                       -----------
        Total comprehensive
          income.............                                            7,748,000
                               ----------   --------   ------------    ===========     ----------     -----------    ------------
BALANCE, JANUARY 2, 1998.....  26,534,819    270,000     73,671,000                     1,059,000       8,083,000      83,083,000
Issuance of common stock in
  private offering (net of
  expenses)..................   1,000,000     10,000     29,980,000                                                    29,990,000
Exercise of stock options....     502,794      6,000      1,820,000                                                     1,826,000
Tax benefit associated with
  stock option exercises.....                             4,972,000                                                     4,972,000
Issuance of stock under
  employee stock plan........      57,716                 1,164,000                                                     1,164,000
Stock awards to directors....       3,064                    76,000                                                        76,000
Comprehensive income:
  Net income.................                                           13,043,000                     13,043,000      13,043,000
  Other comprehensive income:
    Unrealized holding loss
      on security, net of
      $106,000 in deferred
      income taxes...........                                             (326,000)                                      (326,000)
    Foreign currency
      translation
      adjustments............                                                5,000                                          5,000
                                                                       -----------
        Total other
          comprehensive
          income.............                                             (321,000)      (321,000)
                                                                       -----------
        Total comprehensive
          income.............                                           12,722,000
                               ----------   --------   ------------    ===========     ----------     -----------    ------------
BALANCE, JANUARY 1, 1999.....  28,098,393    286,000    111,683,000                       738,000      21,126,000     133,833,000
Issuance of common stock in
  public offering (net of
  expenses)..................   2,172,500     22,000    140,566,000                                                   140,588,000
Exercise of stock options....     826,439      8,000      5,516,000                                                     5,524,000
Tax benefit associated with
  stock option exercises.....                            21,034,000                                                    21,034,000
Issuance of stock under
  employee stock plan........      51,634      1,000      1,946,000                                                     1,947,000
Stock awards to directors....       1,331                    80,000                                                        80,000
Comprehensive income:
  Net income.................                                           21,899,000                     21,899,000      21,899,000
  Other comprehensive income:
    Unrealized holding gain
      on security, net of
      $1,416,000 in deferred
      income taxes...........                                            2,310,000                                      2,310,000
    Foreign currency
      translation
      adjustments............                                             (117,000)                                      (117,000)
                                                                       -----------
        Total other
          comprehensive
          income.............                                            2,193,000      2,193,000
                                                                       -----------
        Total comprehensive
          income.............                                          $24,092,000
                               ----------   --------   ------------    ===========     ----------     -----------    ------------
BALANCE, DECEMBER 31, 1999...  31,150,297   $317,000   $280,825,000                    $2,931,000     $43,025,000    $327,098,000
                               ==========   ========   ============                    ==========     ===========    ============

                See notes to consolidated financial statements.

                                  MINIMED INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
       YEARS ENDED JANUARY 2, 1998, JANUARY 1, 1999 AND DECEMBER 31, 1999

                                                                 1997            1998            1999
                                                             ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.................................................  $  6,689,000    $ 13,043,000    $ 21,899,000
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Depreciation.............................................     2,971,000       4,134,000       7,318,000
  Directors' fees paid in common stock.....................       100,000          76,000          80,000
  Deferred income taxes....................................    (2,354,000)     (1,629,000)     (4,305,000)
  Tax benefit from exercise of non-qualified stock
    options................................................     1,276,000       4,972,000      21,034,000
  Changes in operating assets and liabilities:
    Accounts receivable, net...............................    (6,966,000)    (14,439,000)    (27,150,000)
    Inventories............................................    (2,989,000)     (8,908,000)     (2,478,000)
    Prepaid expenses and other current assets..............        73,000      (2,464,000)     (3,767,000)
    Other assets...........................................      (771,000)        940,000          44,000
    Accrued sales commissions..............................       375,000         317,000         704,000
    Accrued salaries and related benefits..................     1,484,000       1,512,000       2,518,000
    Accounts payable.......................................       833,000        (459,000)     (1,874,000)
    Accrued warranties.....................................      (415,000)        370,000       1,031,000
    Income taxes...........................................      (377,000)        880,000      (6,916,000)
    Accrued software refurbishment costs...................            --              --       1,200,000
    Accrued related party purchase commitment
      obligations..........................................            --       2,000,000       1,500,000
    Other accrued expenses.................................     2,382,000      (3,266,000)       (563,000)
                                                             ------------    ------------    ------------
    Net cash provided by (used in) operating activities....     2,311,000      (2,921,000)     10,275,000
                                                             ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Short-term investments...................................    (9,196,000)      5,237,000     (64,240,000)
  Acquisition of marketable securities.....................    (2,000,000)             --              --
  Acquisition of Dartec A.B................................            --      (2,670,000)             --
  Acquisition of Diabetes Support Systems, Inc. ("DSS")....            --      (3,052,000)             --
  Long-term investments....................................            --      (1,140,000)             --
  Purchase of technology license...........................            --              --      (7,000,000)
  Purchase of land, buildings, property and equipment......    (6,072,000)    (18,570,000)    (20,402,000)
                                                             ------------    ------------    ------------
  Net cash used in investing activities....................   (17,268,000)    (20,195,000)    (91,642,000)
                                                             ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of notes payable................................     1,068,000              --              --
  Repayment of notes payable...............................            --      (2,820,000)     (1,160,000)
  Repayment of notes payable in connection with DSS
    acquisition............................................            --      (2,028,000)             --
  Proceeds from public offering, net of expenses...........    22,164,000              --     140,588,000
  Proceeds from private offering, net of expenses..........            --      29,990,000              --
  Proceeds from exercises of warrants......................     2,600,000              --              --
  Proceeds from stock option exercises.....................       517,000       1,826,000       5,524,000
  Proceeds from issuance of common stock under employee
    stock plan.............................................       547,000       1,164,000       1,947,000
                                                             ------------    ------------    ------------
  Net cash provided by financing activities................    26,896,000      28,132,000     146,899,000
                                                             ------------    ------------    ------------
Effect of cumulative foreign currency translation
  adjustment on cash and cash equivalents..................       (62,000)          5,000        (117,000)
                                                             ------------    ------------    ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS..................    11,877,000       5,021,000      65,415,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.............    10,405,000      22,282,000      27,303,000
                                                             ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD...................  $ 22,282,000    $ 27,303,000    $ 92,718,000
                                                             ============    ============    ============
SUPPLEMENTAL CASH FLOW INFORMATION --
  Cash paid during the period for:
    Interest...............................................  $    237,000    $     62,000    $    108,000
    Income taxes...........................................  $  6,110,000    $  3,854,000    $  1,106,000

                See notes to consolidated financial statements.

                                  MINIMED INC.

       YEARS ENDED JANUARY 2, 1998, JANUARY 1, 1999 AND DECEMBER 31, 1999

     SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
ACTIVITIES -- The Company issued 6,516, 3,064 and 1,331 shares of common stock to certain Directors in lieu of fees during 1997, 1998 and 1999, respectively. The Company recorded an unrealized holding gain of $1,371,000 during 1997, an unrealized holding loss of $326,000 during 1998 and an unrealized holding gain of $2,310,000 during 1999, net of deferred income taxes, on marketable securities classified as long-term investments available for sale. During 1997, the Company issued 749,768 shares of common stock to effect an acquisition of a distributor accounted for as a pooling of interests. During 1998, the Company accepted a $3.6 million note receivable from a related party in conjunction with the sale of $3.0 million of net implantable pump inventory components and $600,000 of net implantable pump fixed assets.

     On October 31, 1998, the Company acquired substantially all of the assets and certain of the liabilities of Diabetes Support Systems, Inc. ("DSS"). In connection with this acquisition, the Company paid cash as follows:

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

                                  MINIMED INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       YEARS ENDED JANUARY 2, 1998, JANUARY 1, 1999 AND DECEMBER 31, 1999

     The fiscal years referenced herein are as follows:

                       FISCAL YEAR                            YEAR ENDED
                       -----------                            ----------
  1999...................................................  December 31, 1999
  1998...................................................  January 1, 1999
  1997...................................................  January 2, 1998

 1. GENERAL INFORMATION

     Operations -- MiniMed Inc. ("MiniMed" or the "Company") designs, develops, manufactures, markets and sells advanced microinfusion systems and glucose monitoring systems for the intensive management of diabetes. The drug delivery systems include external and implantable microinfusion drug pumps and related disposable products which provide long-term delivery of medication for treatment of diabetes. The Company is also developing these systems to treat other medical conditions. On June 15, 1999, the Company received FDA approval of the first generation of glucose sensor systems which provides diabetic patients with continuous monitoring of glucose levels and may ultimately be linked to the microinfusion pumps to create an artificial pancreas. Other development efforts focus on developing non-diabetes uses of the Company's technologies. The Company generally markets its products through either a direct sales force or independent distributors in the United States and a combination of direct sales representatives and independent distributors in international markets. The main markets for products are the United States and Western Europe. Through its acquisitions of Home Medical Supply, Inc. and its affiliated companies ("HMS") and Dartec AB ("Dartec") in fiscal 1997 and Diabetes Support Systems, Inc. ("DSS") in fiscal 1998, the Company also acts as a distributor of additional diabetes supplies and operates a pharmacy.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Stock Split -- On March 15, 1999, the Company announced a 2-for-1 stock split, in the form of a stock dividend, to result in the issuance of one additional share of common stock for every share of common stock outstanding. The stock split was effective April 1, 1999 for holders of record at the close of business on that date and was distributed on April 16, 1999. In accordance with Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share," the Company has recorded the effects of this stock split on share and per share amounts at the end of 1999 and all prior periods have been restated.

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

     Reclassifications -- Certain reclassifications have been made to various balances in the 1997 and 1998 financial statements to conform with current year presentation.

     Cash and Cash Equivalents -- The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

     Investments -- The Company classifies all of its marketable investments as available-for-sale, with unrealized holding gains and losses recorded directly to comprehensive income. Cost approximates fair value for all short-term investments. Long-term investments represent a $2,000,000 investment in the common stock of Trimeris, Inc. The fair value of this investment was $3,686,000 and $7,412,000 at January 1, 1999 and December 31, 1999, respectively. The Company recorded an unrealized holding gain of $1,371,000 during

                                  MINIMED INC.

       YEARS ENDED JANUARY 2, 1998, JANUARY 1, 1999 AND DECEMBER 31, 1999

1997, unrealized holding loss of $326,000 during 1998 and an unrealized holding gain of $2,310,000 during 1999 on this investment, net of $747,000, $106,000 and $1,416,000, respectively in deferred income taxes. Included in long-term investments at January 1, 1999 and December 31, 1999 was a $1,140,000 investment in 7.0% of the common stock of Pharmaceutical Discovery Corporation ("PDC") which is recorded using the cost method. Realized gains and losses and declines in value judged to be other-than-temporary are included in investment income, which is included in other income in the Company's consolidated statements of income. Realized gains and losses on short-term investments for 1997, 1998 and 1999 were not material. The Company's investment policy is to invest idle and excess funds in high grade, short-term, fixed income securities. The primary objective of investment activities is to protect capital value.

     Inventories -- Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method.

     Land, Buildings, Property and Equipment, and Depreciation -- Land, buildings, property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets.

     Research and Development -- Research and development costs are expensed as incurred.

     Research and Development Contract -- On March 31, 1998, the Company signed a research and development contract with American Medical Instruments, Inc. ("AMI"), a member of The Marmon Group of Companies. Under terms of this agreement, the Company received $12.0 million in funding related to two research projects. The Company completed these projects during fiscal 1999 and recorded $6.0 million related to this contract during each of fiscal 1998 and fiscal 1999. These revenues have been recorded as a reduction of operating expenses. Costs related to the completion of the contractual obligations are included in research and development expense.

     Under terms of this contract, the Company may sell products developed under the agreement on a world-wide basis, except for Japan, subject to the payment of royalties to AMI. The Company may purchase the technology related to these projects from AMI at prices ranging from $13.5 million to $19.0 million through April 30, 2002. The Company has applied the principles of SFAS No. 68 "Accounting for Research and Development Contracts" to account for this transaction.

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

     Revenues and Concentration of Credit Risk -- The Company recognizes revenue from product sales when the goods are shipped to its customers. During 1997, 1998 and 1999, the Company derived approximately 93.4%, 92.4% and 93.6%, respectively, of its revenues from domestic sales. A significant portion of domestic revenues represent products sold by the Company directly to patients. The Company bills these patients directly or processes billing to their health care payors, which include indemnity insurers, HMOs, PPOs and various governmental agencies. Levels of payments from third-party payors and patients vary, depending upon the specific benefits provided under each patient's coverage. On an overall basis, the Company's accounts receivable balances are subject to credit risk similar to other entities dependent upon third-party health care payors for reimbursement.

     Foreign revenues outside of France, Germany, Austria, Belgium, the Netherlands and Sweden represent sales to independent dealers. Sales to the European dealers may be shipped from the United States or through the Company's European subsidiaries. Certain foreign sales are transacted directly with patients by the

                                  MINIMED INC.

       YEARS ENDED JANUARY 2, 1998, JANUARY 1, 1999 AND DECEMBER 31, 1999

Company's European subsidiaries, with reimbursement provided by the appropriate third party. No single customer represents more than 10% of the Company's sales for any period presented.

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

     Pervasiveness of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's most significant estimates relate to the allowance for uncollectible accounts, provisions for obsolete inventory, accrued warranty obligations and accrued related party purchase commitment obligations.

     Recent Accounting Pronouncement -- In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Management has not yet assessed the effect on the Company's operations. Implementation of this standard has recently been delayed by the FASB for a 12-month period. The Company will adopt SFAS No. 133 as required for its first quarterly filing of fiscal year 2001.

 3. BUSINESS COMBINATION

     On January 2, 1998, the Company acquired Dartec, a distributor of diabetes products, including the Company's products, located in Sweden. The Company purchased substantially all of the net assets of Dartec for $2.7 million. In connection with this purchase, the Company recorded $2.7 million of goodwill to other long-term assets. This goodwill is being amortized over a period of 15 years on a straight-line basis.

     On October 31, 1998, the Company acquired DSS, a distributor of diabetes products, including the Company's products, located in South Florida. The Company purchased substantially all of the net assets of DSS, and certain liabilities, for $3.1 million in cash and notes payable totaling $1.8 million. The notes payable bear interest at 6.0% and are due and payable $800,000 on October 31, 1999 and $1.0 million on October 31, 2000. The Company paid $800,000 plus $108,000 in accrued interest to the former owners of DSS on October 31, 1999 in satisfaction of the first note payable. In connection with the purchase of DSS, the Company recorded $8.5 million of goodwill to other long-term assets. This goodwill is being amortized over a period of 25 years on a straight-line basis.

                                  MINIMED INC.

       YEARS ENDED JANUARY 2, 1998, JANUARY 1, 1999 AND DECEMBER 31, 1999

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

 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosure of Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments for which it is practical to estimate that value. For cash and cash equivalents the carrying amount reported in the balance sheet represents fair value. For accounts receivable, accounts payable and all notes payable, the carrying amount on the balance sheet also approximates fair value. The fair value of the $3.6 million note receivable from an affiliate cannot be determined due to the related party nature of the note.

 5. NOTES PAYABLE AND LINE OF CREDIT

     Notes payable and line of credit consisted of the following at January 1, 1999 and December 31, 1999:

                                              AVERAGE
                                           INTEREST RATE    JANUARY 1, 1999    DECEMBER 31, 1999
                                           -------------    ---------------    -----------------
CURRENT:
  Bank borrowings........................       9.75%         $  278,000          $       --
  Current portion of long-term debt......      9.125%             23,000                  --
  Note payable...........................        6.0%            800,000           1,000,000
                                               -----          ----------          ----------
          Total short-term debt..........                     $1,101,000          $1,000,000
                                               -----          ----------          ----------
LONG-TERM:
  Various notes -- due in 2000...........      7.563%         $1,059,000          $       --

     Short-term borrowings consisted primarily of borrowings from U.S. banks.

 6. RELATED PARTY TRANSACTIONS

     Facilities Agreements -- During 1998, the Company leased certain warehouse facilities from Advanced Bionics Corporation ("ABC"), a company with a substantial ownership interest held by Alfred E. Mann, MiniMed's largest single stockholder, Chairman and Chief Executive Officer. Rental expense related to this lease with ABC was $37,000 during 1998 and $144,000 during 1999. The Company has leased certain operating facilities to Mr. Mann under a five-year lease commitment. Rents charged under this agreement were $144,000 during each of the years ended January 2, 1998, January 1, 1999 and December 31, 1999, respectively. Rental income related to this lease is recorded in other income.

     Sale of Implantable Insulin Pump Assets -- On September 1, 1998, the Company sold assets and transferred technology related to its implantable pump program to Medical Research Group, Inc. ("MRG")

                                  MINIMED INC.

       YEARS ENDED JANUARY 2, 1998, JANUARY 1, 1999 AND DECEMBER 31, 1999

and entered into a series of related transactions. MRG was founded by Mr. Mann who continues to hold a substantial equity interest in MRG.

     MiniMed sold assets, consisting primarily of inventories and equipment to MRG in exchange for a note receivable of approximately $3.6 million. No gain or loss has been recognized on the sale of these assets. The note receivable is due and payable in full on December 31, 2003, and accrued interest is payable on December 31 of each year prior to maturity. The note bears interest at a rate of 7.0% annually. The note is secured by the assets sold to MRG and guaranteed by Mr. Mann. The Company has also leased facilities and improvements to MRG at which MRG carries out its activities. The Company has recorded $63,000 and $191,000 as rental income under this lease during 1998 and 1999, respectively. The obligations of MRG under such lease are guaranteed by Mr. Mann. Certain employees of the Company involved in the manufacturing operations and research and development activities related to the implantable pump product line have become employees of MRG. The Company retained exclusive distribution rights to the implantable pump product line for specific medical conditions, including diabetes. MiniMed is required to purchase implantable pump units from MRG at negotiated prices, and is obligated to purchase minimum quantities in 2000, 2001 and in future periods in order to preserve its exclusivity.

     The Company is responsible for pursuing regulatory approval of the implantable pump for the treatment of diabetes and has provided MRG with a working capital line of credit of $3.0 million, which bears interest at 7.0% annually. Any amounts borrowed under the line of credit are due on or before December 31, 2001 and will be secured by a pledge of MiniMed common stock owned by Mr. Mann. To date, MRG has not borrowed any funds under this line of credit. Future minimum purchase commitments for implantable pump units based upon current prices are:

2000....................................................    9,784,000
2001....................................................    8,935,000
                                                          -----------
          Total.........................................  $18,719,000
                                                          ===========

     The implantable pump and related insulin have not been approved for commercial distribution in the United States. The implantable Pump has been approved for commercial distribution in the EU, but sales will be limited until the special insulin used with the pump is approved. The Company has accrued $2,000,000 and $3,500,000 at January 1, 1999 and December 31, 1999, respectively related to implantable pump purchase commitment obligations in excess of expected usage.

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

 7. LONG-TERM INVESTMENTS AND OTHER ASSETS

     Other assets consist of the following:

                                                JANUARY 1, 1999    DECEMBER 31, 1999
                                                ---------------    -----------------
Technology license............................    $   145,000         $ 7,094,000
Goodwill in connection with Dartec
  acquisition.................................      2,670,000           2,502,000
Goodwill in connection with DSS acquisition...      8,444,000           8,104,000
Other.........................................        263,000             269,000
                                                  -----------         -----------
                                                  $11,522,000         $17,969,000
                                                  ===========         ===========

                                  MINIMED INC.

       YEARS ENDED JANUARY 2, 1998, JANUARY 1, 1999 AND DECEMBER 31, 1999

     Long-term investments consist of the following:

Investment in Trimeris common stock -- at fair
  value.............................................  $3,686,000    $7,412,000
Investment in PDC common stock -- at cost...........   1,140,000     1,140,000
                                                      ----------    ----------
                                                      $4,826,000    $8,552,000
                                                      ==========    ==========

 8. LAND, BUILDINGS, PROPERTY AND EQUIPMENT -- NET

     Land, buildings, property and equipment, net consist of the following:

                                                                                ESTIMATED
                                                 JANUARY 1,     DECEMBER 31,    USE LIVES
                                                    1999            1999         (YEARS)
                                                 -----------    ------------    ---------
Land, buildings and improvements...............  $13,244,000    $15,817,000     20 to 40
Machinery and equipment........................   17,332,000     25,963,000      3 to 5
Tooling and molds..............................    2,352,000      3,355,000        3
Computer software..............................    1,989,000      7,423,000        3
Furniture and fixtures.........................    5,301,000      8,062,000        7
                                                 -----------    -----------
                                                  40,218,000     60,620,000
Less accumulated depreciation..................   (9,180,000)   (15,989,000)
                                                 -----------    -----------
          Total................................  $31,038,000    $44,631,000
                                                 ===========    ===========

                                  MINIMED INC.

       YEARS ENDED JANUARY 2, 1998, JANUARY 1, 1999 AND DECEMBER 31, 1999

 9. EARNINGS PER SHARE

     Earnings per share ("EPS") are calculated in the following table. The reconciliation between the numerator and denominator for basic and diluted EPS is as follows:

                                                  INCOME          SHARES        PER-SHARE
                                                (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                -----------    -------------    ---------
JANUARY 2, 1998:
  Basic EPS:
     Net income applicable to common stock....  $ 6,689,000     25,810,000        $.26
                                                ===========     ==========        ====
  Effect of dilutive securities:
     Warrants.................................                      60,000
     Stock options............................                   1,242,000
                                                -----------     ----------        ----
  Diluted EPS:
     Net income applicable to common stock....  $ 6,689,000     27,112,000        $.25
                                                ===========     ==========        ====
JANUARY 1, 1999:
  Basic EPS:
     Net income applicable to common stock....  $13,043,000     26,880,000        $.49
                                                ===========     ==========        ====
  Effect of dilutive securities:
     Stock options............................                   1,452,000
                                                -----------     ----------        ----
  Diluted EPS:
     Net income applicable to common stock....  $13,043,000     28,332,000        $.46
                                                ===========     ==========        ====
DECEMBER 31, 1999:
  Basic EPS:
     Net income applicable to common stock....  $21,899,000     29,647,000        $.74
                                                ===========     ==========        ====
  Effect of dilutive securities:
     Stock options............................                   1,824,000
                                                -----------     ----------        ----
  Diluted EPS:
     Net income applicable to common stock....  $21,899,000     31,471,000        $.70
                                                ===========     ==========        ====

10. COMMITMENTS AND CONTINGENCIES

     Leases -- In May 1999, the Company entered into an agreement to lease up to 28 acres of land located on the campus of California State University, Northridge, where it will construct a corporate headquarters, research and development and manufacturing facility. The ground lease has an initial term of 40 years with renewal options for up to an additional 40 years. Pursuant to the terms of the ground lease, the Company made payments of $400,000 during 1999 and is committed to average annual payments in future periods of approximately $450,000 plus periodic cost of living adjustments.

     In May 1999, the Company also entered into a financing transaction pursuant to which it will lease certain buildings to be constructed on the land described above. The lessors of the buildings have committed to fund up to a maximum of $65.0 million for the first phase of construction of the buildings. The Company is in the process of attempting to increase this debt arrangement to further expand this facility. Under the terms of the financing transaction, a special purpose trust subleases the land to the Company and leases the improvements to the Company. The synthetic lease has an initial term of five years, with two one-year renewal options. Under this financing arrangement, the Company is committed to annual payments ranging from $4.5 million to $5.0 million commencing sometime during the second half of 2000. These lease payments will

                                  MINIMED INC.

       YEARS ENDED JANUARY 2, 1998, JANUARY 1, 1999 AND DECEMBER 31, 1999

be recorded as rent expense in future periods. When the synthetic lease terminates, the Company will be able to assume the obligations of the special purpose trust as the lessee under the ground lease if it exercises its option to purchase.

     In connection with these financing transactions, the Company pledged substantially all of its assets as collateral security, and is subject to various affirmative and negative covenants regarding the conduct of its business including restrictions on the payment of dividends. These arrangements could adversely affect the Company's ability to obtain additional capital or acquire additional capital resources or engage in certain strategic transactions.

     Legal Proceedings -- During 1998, the Company integrated the operations of HMS, which the Company acquired in fiscal 1997. In connection with these activities, the Company discovered certain business practices relating to charges billed to the State of Florida for health care services provided through an affiliated pharmacy. These practices were implemented by HMS' prior owners and may potentially result in liability to the Company. The Company has received no notice of any action which is pending or threatened against it in connection therewith. The Company has corrected such practices, notified the State of Florida authorities of its findings, initiated legal action against the prior owners to seek indemnification for any such liability and is pursuing other legal remedies. The amount of liability to the Company, if any, cannot be determined at this time, although the Company believes that indemnification for such liability would be available from HMS' prior owners.

     On February 9, 1999, the Company was served with a complaint filed in the Civil District Court For the Parish of Orleans, State of Louisiana, by Diabetes Resources, Inc., which is also known as Insulin Infusion Specialties ("IIS"). The Company and IIS entered into an Educational Dealer Agreement in July, 1997, relating to the distribution of certain MiniMed products by IIS. The Company declined to renew that agreement, pursuant to its terms as of December 31, 1998. IIS is alleging that MiniMed is engaged in unfair competition, breached the agreement, violated applicable trade secret laws and defamed IIS. IIS did not specify the amount of damages it is seeking in its complaint. The Company believes that it has meritorious defenses to IIS's claims. The action was removed to Federal Court, and the Company has filed an answer denying the material allegations, and filed a counterclaim seeking damages for unfair trade practices. The Company has filed an amended counterclaim seeking damages based on IIS's failure to pay amounts due and owing. The Company believes that it has meritorious defenses to the claims asserted by IIS. Trial in the matter has been set for September 25, 2000. Discovery in this litigation is continuing.

     During the normal course of business, the Company may be subject to litigation involving various business matters. Management believes that an adverse outcome of any such known matters would not have a material adverse impact on the Company.

                                  MINIMED INC.

       YEARS ENDED JANUARY 2, 1998, JANUARY 1, 1999 AND DECEMBER 31, 1999

11. STOCKHOLDERS' EQUITY

     Stock Options and Purchase Plan -- The Company has granted stock options under its incentive stock plan ("stock option plan"), which provides that options may have a term of up to 10 years and become exercisable and vest in annual increments of up to six years. Options to purchase an additional 3,330,036 shares are available for grant at December 31, 1999. Stock option plan activity is as follows:

                                                                        WEIGHTED AVERAGE
                                                            SHARES      PRICE PER SHARE
                                                           ---------    ----------------
Outstanding options at December 27, 1996.................  2,856,594         $ 3.93
Options granted..........................................  1,006,464         $17.09
Options exercised........................................   (221,234)        $ 2.66
Options canceled.........................................   (143,512)        $ 3.76
                                                           ---------
Outstanding options at January 2, 1998...................  3,498,312         $ 7.80
Options granted..........................................    816,000         $22.85
Options exercised........................................   (502,794)        $ 3.83
Options canceled.........................................    (75,900)        $13.71
                                                           ---------
Outstanding options at January 1, 1999...................  3,735,618         $11.50
Options granted..........................................  1,044,500         $46.43
Options exercised........................................   (826,439)        $ 6.67
Options canceled.........................................   (108,000)        $26.15
                                                           ---------
Outstanding options at December 31, 1999.................  3,845,679         $21.62
                                                           =========

     The following table summarizes information about stock options outstanding at December 31, 1999:

                                                                               SHARES
                       NUMBER             WEIGHTED           WEIGHTED        EXERCISABLE        WEIGHTED
   RANGE OF        OUTSTANDING AT     AVERAGE REMAINING      AVERAGE       AT DECEMBER 31,      AVERAGE
EXERCISE PRICES   DECEMBER 31, 1999   CONTRACTUAL LIFE    EXERCISE PRICE        1999         EXERCISE PRICE
---------------   -----------------   -----------------   --------------   ---------------   --------------
$ 2.25 -  3.83          887,814             2.50              $ 3.41            763,814          $ 3.34
$ 4.38 - 14.75          779,439             4.59               10.53            440,423           10.20
$16.78 - 20.00          769,976             6.09               19.02            223,043           19.18
$20.63 - 40.75          402,200             6.56               25.81             55,800           25.73
$42.63 - 87.00        1,006,250             7.22               46.57             14,250           50.19
                      ---------             ----              ------          ---------          ------
                      3,845,679             5.30              $21.62          1,497,330          $ 9.00
                      =========             ====              ======          =========          ======

     During 1996, the Company's stockholders approved an employee stock purchase plan ("stock purchase plan"). Substantially all of the Company's employees are eligible to participate in the stock purchase plan through regular payroll deductions. Options under the stock purchase plan are granted for an indeterminable number of shares on semi-annual offering dates and are automatically exercised six months from the offering date, subject to the right of participating employees to withdraw from the stock purchase plan prior to the expiration of the relevant six-month period. Options are exercised at the lesser of: (1) 85% of the fair market value of the common stock on the offering date; or (2) 85% of the fair market value of the common stock on

                                  MINIMED INC.

       YEARS ENDED JANUARY 2, 1998, JANUARY 1, 1999 AND DECEMBER 31, 1999

the exercise date. Sale of shares issued under the stock purchase plan is prohibited for one year from the exercise date. Transactions related to the employee stock purchase plan are summarized as follows:

                                                                        WEIGHTED AVERAGE
                                                            SHARES       EXERCISE PRICE
                                                           ---------    ----------------
Shares available at December 27, 1996....................  1,970,356
Exercised................................................     49,812         $10.99
                                                           ---------         ------
Shares available at January 2, 1998......................  1,920,544
Exercised................................................     57,716         $20.17
                                                           ---------         ------
Shares available at January 1, 1999......................  1,862,828
Exercised................................................     51,634         $37.78
                                                           ---------         ------
Shares available at December 31, 1999....................  1,811,194
                                                           =========

     All stock options are granted at the fair market value of the Company's common stock at the grant date. The weighted average estimated fair value of options granted in 1997, 1998 and 1999 was $6,269,000, $14,230,000 and
$29,740,000, respectively. The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plan and stock purchase plan. Accordingly, no compensation cost for the Company's stock option plan and stock purchase plan has been recognized in 1997, 1998 or 1999. Had compensation cost for the Company's stock option plan and stock purchase plan been determined based on the fair value at the grant dates for awards under those plans consistent with SFAS No. 123, "Accounting for Stock Based Compensation," the Company's net income and earnings per share for the years ended January 2, 1998, January 1, 1999 and December 31, 1999 would have been reduced to the pro forma amounts indicated below:

                                                              YEAR ENDED
                                               -----------------------------------------
                                               JANUARY 2,    JANUARY 1,     DECEMBER 31,
                                                  1998          1999            1999
                                               ----------    -----------    ------------
Net income to common stockholders:
  As reported................................  $6,689,000    $13,043,000    $21,899,000
  Pro forma..................................  $5,723,000    $10,420,000    $15,354,000
Net income per common and common equivalent
  share:
  As reported -- basic.......................  $     0.26    $      0.49    $      0.74
  Pro forma..................................        0.22           0.39           0.52
  As reported -- diluted.....................        0.25           0.46           0.70
  Pro forma..................................        0.21           0.37           0.49

     The fair value of options granted under the stock option plan during 1997, 1998 and 1999 was determined using the Black-Scholes option pricing model utilizing the following weighted-average assumptions:

                                                                   YEAR ENDED
                                                    ----------------------------------------
                                                    JANUARY 2,    JANUARY 1,    DECEMBER 31,
                                                       1998          1999           1999
                                                    ----------    ----------    ------------
Dividend yield....................................         0%            0%             0%
Volatility........................................        48%           51%            57%
Risk-free interest rate...........................      5.68%         5.45%          5.22%
Expected lives....................................   7 years       7 years        6 years

     Pro forma compensation cost of options granted under the employee stock purchase plan is measured based upon the discount from market value.

                                  MINIMED INC.

       YEARS ENDED JANUARY 2, 1998, JANUARY 1, 1999 AND DECEMBER 31, 1999

     Stockholders' Rights Plan -- In May 1995, the Company's Board of Directors approved a plan to protect stockholders' rights in the event of a proposed takeover of the Company, which plan was amended by the Board of Directors in February 1999. Under the plan, the Board of Directors declared a dividend distribution of a Series B Preferred Stock purchase right (a "Right") on each share of the Company's common stock (a "Common Share") outstanding on July 24, 1995, and each Common Share issued thereafter. Upon becoming exercisable, each Right will entitle its holder to purchase 1/1000 of a share of Series B Preferred Stock at an exercise price of $250.00. The Rights are not exercisable or transferable apart from the Common Shares unless certain events occur, including a public announcement that a person has acquired or announced a tender or exchange offer to acquire 15% or more of the outstanding Common Shares. Unless the Rights are redeemed, in the event that an Acquiring Person acquires 15% or more of the outstanding Common Shares (other than pursuant to a tender offer deemed fair by the Company's Board of Directors), each Right not held by the Acquiring Person will entitle the holder to purchase for the exercise price that number of Common Shares (or other shares or assets) having market value equal to two times the exercise price of the Right. In the event that (i) the Company is acquired in a merger or business combination in which the Company is not the surviving corporation or in which the Common Shares are exchanged for stock or assets of another entity, or (ii) 50% or more of the Company's consolidated assets or earning power is sold, each Right not held by an Acquiring Person will entitle the holder to purchase for the exercise price that number of shares of common stock of the acquiring company having a market value equal to two times the exercise price. The Rights are redeemable, in whole but not in part, at the Company's option, at $0.01 per Right at any time prior to becoming exercisable and in certain other circumstances. The Rights expire in 2005 unless they have been earlier redeemed or exchanged.

12. EMPLOYEE BENEFIT PLAN

     The Company has a defined contribution plan which is available to substantially all full-time employees of the Company. During 1995 and future periods, the Company is obligated to contribute a certain percentage of all employee contributions with limits specified by the Plan. Contributions to the Plan in the years ended January 2, 1998, January 1, 1999 and December 31, 1999 were $307,000, $387,000 and $625,000, respectively.

13. INCOME TAXES

     Pretax income from continuing operations for the three years in the period ended December 31, 1999 was subject to income tax in the following jurisdictions:

                                                              YEAR ENDED
                                              ------------------------------------------
                                              JANUARY 2,     JANUARY 1,     DECEMBER 31,
                                                 1998           1999            1999
                                              -----------    -----------    ------------
Domestic....................................  $11,474,000    $21,270,000    $36,370,000
Foreign.....................................     (756,000)      (345,000)    (1,205,000)
                                              -----------    -----------    -----------
Pretax income (loss)........................  $10,718,000    $20,925,000    $35,165,000
                                              ===========    ===========    ===========

                                  MINIMED INC.

       YEARS ENDED JANUARY 2, 1998, JANUARY 1, 1999 AND DECEMBER 31, 1999

     Significant components of the provision for income taxes are as follows:

                                                              YEAR ENDED
                                              ------------------------------------------
                                              JANUARY 2,     JANUARY 1,     DECEMBER 31,
                                                 1998           1999            1999
                                              -----------    -----------    ------------
Current:
  Federal...................................  $ 4,577,000    $ 4,142,000    $(4,275,000)
  Foreign...................................       20,000         30,000         52,000
  State.....................................      510,000        367,000       (656,000)
                                              -----------    -----------    -----------
                                                5,107,000      4,539,000     (4,879,000)
Effect of nonqualified stock option
  exercises upon income taxes currently
  payable...................................    1,276,000      4,972,000     21,034,000
Deferred:
  Federal...................................   (1,970,000)    (1,545,000)    (1,520,000)
  State.....................................     (384,000)       (84,000)    (1,369,000)
                                              -----------    -----------    -----------
                                               (2,354,000)    (1,629,000)    (2,889,000)
                                              -----------    -----------    -----------
                                              $ 4,029,000    $ 7,882,000    $13,266,000
                                              ===========    ===========    ===========

     The components of deferred tax assets (liabilities) at January 1, 1999 and December 31, 1999 are as follows:

                                       JANUARY 1, 1999            DECEMBER 31, 1999
                                    ----------------------    -------------------------
                                     FEDERAL       STATE        FEDERAL        STATE
                                    ----------    --------    -----------    ----------
Current deferred tax assets:
  Accrued warranties..............  $  990,000    $159,000    $ 1,312,000    $  112,000
  NOL carryforwards...............     502,000      21,000      2,365,000       340,000
  Accrued vacation................     350,000      57,000        485,000        58,000
  Allowance for doubtful
     accounts.....................   3,095,000     498,000      3,664,000       684,000
  Other accrued liabilities.......          --          --             --            --
  Reserve for obsolete
     inventory....................     524,000      86,000        536,000        46,000
  Other...........................     409,000          --        371,000            --
  Current deferred state income
     taxes........................    (287,000)         --             --            --
                                    ----------    --------    -----------    ----------
                                     5,583,000     821,000      8,733,000     1,240,000
Long-term deferred tax liabilities
  and tax credits:
  Depreciation....................    (232,000)    (39,000)    (1,521,000)     (189,000)
  Unrealized gain on securities...    (546,000)    (95,000)    (1,840,000)     (157,000)
  Tax credits.....................                              1,000,000     1,162,000
  Deferred state income taxes.....      47,000          --             --            --
                                    ----------    --------    -----------    ----------
                                      (731,000)   (134,000)    (2,361,000)      816,000
Net deferred tax assets...........   4,852,000     687,000      6,372,000     2,056,000
                                    ==========    ========    ===========    ==========

                                  MINIMED INC.

       YEARS ENDED JANUARY 2, 1998, JANUARY 1, 1999 AND DECEMBER 31, 1999

     A reconciliation of the Company's provision for income taxes for 1997, 1998 and 1999 to the U.S. Federal Statutory rates is as follows:

                                                               YEAR ENDED
                                                ----------------------------------------
                                                JANUARY 2,    JANUARY 1,    DECEMBER 31,
                                                   1998          1999           1999
                                                ----------    ----------    ------------
Provision for income taxes at U.S. statutory
  rates.......................................  $3,751,000    $7,324,000    $12,308,000
State taxes, net of Federal benefit...........     209,000       655,000      1,811,000
Non-deductible expenses.......................     136,000        99,000        273,000
Foreign loss not usable.......................     257,000       121,000        422,000
Reduction of valuation allowance..............    (645,000)     (270,000)       (36,000)
Research and development income tax credits...          --            --     (1,000,000)
California manufacturer's investment income
  tax credit..................................          --            --       (500,000)
Other.........................................     321,000       (47,000)       (12,000)
                                                ----------    ----------    -----------
                                                $4,029,000    $7,882,000    $13,266,000
                                                ==========    ==========    ===========

14. OPERATING SEGMENTS AND OPERATIONS BY GEOGRAPHIC AREA

     During 1999, the Company reorganized its diabetes products operating segment to illustrate the differences in revenues and gross profit generation from external infusion pumps, related disposable products, implantable pumps and other diabetes supplies. Additionally, during 1999 the Company began conducting business in a new operating segment, glucose monitoring systems.

     The Company has organized its operating segments around differences in products offered. The Company conducts business in six operating segments; external infusion pumps, related disposable products, implantable pumps, other diabetes supplies, glucose monitoring systems and pharmaceutical products. The external infusion pumps and related disposable products operating segments derive their revenues from the manufacture and distribution of drug delivery systems primarily for the treatment of diabetes. The implantable pumps operating segment derives its revenues from the distribution of internal drug delivery systems primarily for the treatment of diabetes. The other diabetes supplies operating segment generates revenues from the distribution of a broad range of diabetes treatment products, including blood glucose testing strips and meters. The pharmaceutical products operating segment derives its revenues from the distribution of prescription drugs to treat certain medical conditions, including diabetes and, previously, HIV/AIDS and renal failure.

     The Company manages its operating segments through analysis of segment net sales and gross profit. The external infusion pumps, related disposable products, implantable pumps, glucose monitoring systems and other diabetes supplies operating segments are aggregated into the diabetes products operating segment for purposes of tracking selling, general and administrative expenses, interest expense, other income, capital expenditures, depreciation expense and assets and liabilities as the type of customers, the distribution channels and the nature of the regulatory environment are similar.

                                  MINIMED INC.

       YEARS ENDED JANUARY 2, 1998, JANUARY 1, 1999 AND DECEMBER 31, 1999

     In the following tables, net sales by operating segment and geographic area include sales to customers, as reported in the Consolidated Statements of Income at sales prices which approximate market.

           OPERATING SEGMENTS                  1997            1998            1999
           ------------------              ------------    ------------    ------------
Net sales:
  Pharmaceutical products................  $ 11,810,000    $  8,882,000    $  4,137,000
  External infusion pumps................    46,174,000      72,505,000     117,034,000
  Related disposable products............    34,096,000      49,251,000      80,422,000
  Implantable pumps......................     1,577,000       1,391,000       1,811,000
  Glucose monitoring systems.............            --              --         163,000
  Other diabetes supplies................     5,835,000       6,548,000       8,729,000
                                           ------------    ------------    ------------
          Total net sales................  $ 99,492,000    $138,577,000    $212,296,000
                                           ------------    ------------    ------------
Gross profit:
  Pharmaceutical products................  $  1,365,000    $  1,155,000    $    826,000
  External infusion pumps................    35,039,000      56,821,000      89,702,000
  Related disposable products............    23,457,000      28,451,000      45,904,000
  Implantable pumps......................    (1,489,000)     (1,684,000)       (633,000)
  Glucose monitoring systems.............            --              --         122,000
  Other diabetes supplies................     2,416,000       2,316,000       3,468,000
                                           ------------    ------------    ------------
          Total gross profit.............  $ 60,788,000    $ 87,059,000    $139,389,000
                                           ------------    ------------    ------------
Operating profit (loss):
  Pharmaceutical products................  $ (2,145,000)   $ (1,378,000)   $ (2,805,000)
  Diabetes products......................    11,249,000      20,847,000      32,945,000
                                           ------------    ------------    ------------
          Total operating profit.........  $  9,104,000    $ 19,469,000    $ 30,140,000
                                           ------------    ------------    ------------
Interest expense.........................      (237,000)        (47,000)       (118,000)
Other income.............................     1,851,000       1,503,000       5,143,000
                                           ------------    ------------    ------------
Income before income taxes...............  $ 10,718,000    $ 20,925,000    $ 35,165,000
                                           ============    ============    ============
Identifiable assets:
  Pharmaceutical products................  $  3,890,000    $  4,458,000    $  6,012,000
  Diabetes products......................   101,929,000     153,194,000     347,786,000
                                           ------------    ------------    ------------
          Total..........................  $105,819,000    $157,652,000    $353,798,000
                                           ============    ============    ============

                                  MINIMED INC.

       YEARS ENDED JANUARY 2, 1998, JANUARY 1, 1999 AND DECEMBER 31, 1999

     Capital expenditures and depreciation expense related to the Company's pharmaceutical products operations are not material compared to its diabetes products operations for the three years presented.

            GEOGRAPHIC AREAS                   1997            1998            1999
            ----------------               ------------    ------------    ------------
NET SALES:
  North America..........................  $ 92,946,000    $127,981,000    $198,641,000
  Europe.................................     6,546,000      10,596,000      13,655,000
                                           ------------    ------------    ------------
  Consolidated...........................  $ 99,492,000    $138,577,000    $212,296,000
                                           ============    ============    ============
OPERATING INCOME (LOSS):
  North America..........................  $  9,773,000    $ 20,099,000    $ 31,236,000
  Europe.................................      (669,000)       (630,000)     (1,096,000)
                                           ------------    ------------    ------------
  Consolidated...........................  $  9,104,000    $ 19,469,000    $ 30,140,000
                                           ============    ============    ============
IDENTIFIABLE ASSETS AT END OF PERIOD:
  North America..........................  $100,981,000    $149,768,000    $344,446,000
  Europe.................................     4,838,000       7,884,000       9,352,000
                                           ------------    ------------    ------------
  Consolidated...........................  $105,819,000    $157,652,000    $353,798,000
                                           ============    ============    ============

15. SUBSEQUENT EVENTS

     On March 8, 2000, the court granted an order allowing one of the former owners of HMS to add a counterclaim against the Company and its wholly-owned subsidiary alleging the publication of false written and oral statements. The Company believes it has meritorious defenses to the counterclaim.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     Information regarding our Directors and Executive Officers is incorporated by reference to our definitive Proxy Statement for our annual meeting of stockholders which is to be held on June 22, 2000. The Proxy Statement will be filed with the Securities Exchange Commission no later than 120 days after December 31, 1999. We refer to the Proxy Statement be filed as the "2000 Proxy."

ITEM 11. EXECUTIVE COMPENSATION

     Information with respect to this item is incorporated by reference to our 2000 Proxy.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to this item is incorporated by reference to our 2000 Proxy.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     Information with respect to this item is incorporated by reference to our 2000 Proxy.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS

     See index to financial statements under Item 8 for a list of all financial statements filed as part of this report.

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

     3. EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K

     The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

        2.1     Reorganization Agreement among Robert A. Kusher, Craig Lowy,
                MiniMed Inc. and MiniMed Distribution Corp. dated as of
                October 19, 1997 (included as Exhibit 2.1 to the Company's
                Current Report on Form 8-K filed October 20, 1997, which is incorporated herein by reference).
        2.2     Amendment to Reorganization Agreement among Robert A.
                Kusher, Craig Lowy, MiniMed Inc. and MiniMed Distribution
                Corp. dated as of January 2, 1998 (included as Exhibit 2.1 to the Company's Current Report on Form 8-K filed January
                16, 1998, which is incorporated herein by reference).
        2.3 Asset Purchase Agreement dated as of October 8, 1998, by and among Diabetes Support Systems, Inc., MiniMed Distribution
                Corp. and MiniMed Inc. (included as Exhibit 2.3 to the
                Company's Annual Report on the Form 10-K for the fiscal year ended January 1, 1999 which is incorporated herein by reference).
     3(i).1     Amended and Restated Articles of Incorporation (included as
                Exhibit 3(i).1 to the Company's Quarterly Report on Form
                10-Q for the period ended July 2, 1999 which is incorporated herein by reference).
    3(ii).1     Bylaws of MiniMed Inc. (included as Exhibit 3.2 to the
                Company's Registration Statement on Form S-1 (file no.
                33-92710) which is incorporated herein by reference).
    3(ii).2 Amendment to Bylaws of MiniMed Inc. (included as Exhibit 3.3 to the Company's 1996 Annual Report on Form 10-K which is incorporated herein by reference).
    3(ii).3     Amendment to Bylaws of MiniMed Inc. (included as Exhibit
                3(ii).1 to the Company's Quarterly Report on Form 10-Q for the period ended October 2, 1998 which is incorporated herein by reference).
    3(ii).4     Amendment to Bylaws of MiniMed Inc. (included as Exhibit
                3(ii).1 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 1999 which is incorporated herein by reference).
    3(ii).5     Amendment to Bylaws of MiniMed Inc. (included as Exhibit
                3(ii).1 to the Company's Quarterly Report on Form 10-Q for the period ended October 1, 1999 which is incorporated herein by reference).
    3(ii).6     Amendment to Bylaws of MiniMed Inc. adopted October 13,
                1999.
        4.1     Form of Stockholder Rights Agreement (included as Exhibit
                3.4 to the Company's Registration Statement on Form S-1
                (file no. 33-92710) which is incorporated herein by reference).

        4.2 Amendment to Rights Agreement effective as of May 1, 1999 by and between MiniMed Inc. and Harris Trust Company of
                California (previously filed as Exhibit 4.3 to the Company's
                Registration Statement on Form S-3, Registration No.
                333-80527 on June 11, 1999, and incorporated herein by reference).
       10.1 First Amendment to Stock Pledge Agreement made by MiniMed in favor of ING (U.S.) Capital LLC dated as of June 24, 1999
                (included as Exhibit 10.1 to the Company's Quarterly Report for the period ended October 1, 1999 which is incorporated herein by reference).
       10.2     Ground Sublease by and between North Campus-University Park
                Development Corporation and First Security Bank, N.A. as
                Owner Trustee dated as of May 18, 1999 (included as Exhibit
                10.1 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 1999 which is incorporated herein by reference).
       10.3     Parent Guaranty dated as of May 18, 1999 from MiniMed Inc.
                to First Security Bank, N.A. as Trustee (included as Exhibit
                10.3 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 1999 which is incorporated herein by reference).
       10.4 Master Lease between First Security Bank, N.A. as Trustee and MiniMed Development Corp. dated May 18, 1999 (included as Exhibit 10.4 to the Company's Quarterly Report on Form
                10-Q for the period ended July 2, 1999 which is incorporated herein by reference).
       10.5     Participation Agreement among MiniMed Development Corp. as
                Construction Agent and Lessee, MiniMed Inc. and First
                Security Bank, N.A. as Trustee, et. Al. dated May 18, 1999
                (included as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 1999 which is incorporated herein by reference).
       10.6     Revolving Credit Agreement dated as of May 18, 1999, among
                MiniMed Inc., the Revolving Credit Lenders and ING (U.S.)
                Capital LLC (included as Exhibit 10.5 to the Company's
                Quarterly Report on Form 10-Q for the period ended July 2,
                1999 which is incorporated herein by reference).
       10.7     Security Agreement dated as of May 18, 1999, among MiniMed
                Inc., certain subsidiaries of MiniMed Inc. and ING (U.S.)
                Capital LLC (included as Exhibit 10.6 to the Company's
                Quarterly Report on Form 10-Q for the period ended July 2,
                1999 which is incorporated herein by reference).
       10.8     Change of Control Agreement dated August 12, 1999 between
                MiniMed Inc. and Stephen Bowman (included as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended October 1, 1999 which is incorporated herein by reference).
       10.9     Change of Control Agreement dated March 1, 1999 between
                MiniMed Inc. and Alfred E. Mann (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended April 2, 1999 which is incorporated herein by reference).
       10.10    Change of Control Agreement dated March 1, 1999 between
                MiniMed Inc. and Terrance H. Gregg (included as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended April 2, 1999 which is incorporated herein by reference).
       10.11    Change of Control Agreement dated March 1, 1999 between
                MiniMed Inc. and Eric S. Kentor (included as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended April 2, 1999 which is incorporated herein by reference).
       10.12    Change of Control Agreement dated March 1, 1999 between
                MiniMed Inc. and David Morley (included as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended April 2, 1999 which is incorporated herein by reference).

       10.13    Change of Control Agreement dated March 1, 1999 between
                MiniMed Inc. and Kevin R. Sayer (included as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended April 2, 1999 which is incorporated herein by reference).
       10.14    Third Amended and Restated 1994 Stock Incentive Plan
                (Incorporated by reference from Exhibit 4.1 to Post
                Effective Amendment No. 2 to the Company's Registration
                Statement on Form S-8 filed by the Company on September 16,
                1999, registration no. 33-95630).
       10.15    MiniMed Inc. 1994 Stock Incentive Plan -- Form of Option.
       10.16    MiniMed Inc. 1992 Stock Incentive Plan -- Form of Option
                (included as Exhibit 4.4 to the Company's Registration
                Statement on Form S-1 (file no. 33-92710) which is incorporated herein by reference).
       10.17 MiniMed Inc. 1992 Stock Incentive Plan -- Amendment to Form of Option
       10.18    MiniMed Technologies Limited Amended and Restated 1992
                Option Plan (included as Exhibit 10.17 to the Company's
                Registration Statement on Form S-1 (file no. 33-92710) which is incorporated herein by reference).
       10.19    MiniMed Inc. Option Agreement -- Assumption of MiniMed
                Technologies Limited Options (included as Exhibit 10.18 to the Company's Registration Statement on Form S-1 (file no.
                33-92710) which is incorporated herein by reference).
       10.20 License Supply and Distribution Agreement between Eli Lilly and Company and MiniMed Inc. dated February 1, 1999
                (included as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 1999 which is incorporated herein by reference).
       10.21 Amendment to License Supply and Distribution Agreement between Eli Lilly and Company and MiniMed Inc. dated as June
                28, 1999 (included as Exhibit 10.8 to the Company's
                Quarterly Report on Form 10-Q for the period ended July 2,
                1999 which is incorporated herein by reference).
       10.22    License Agreement dated February 13, 1980, as amended
                December 10, 1990, by and between Applied Physics Laboratory of the Johns Hopkins University, Pacesetter Infusion, Ltd.
                And MiniMed Technologies Limited (included as Exhibit 10.24 to the Company's Registration Statement on Form S-1 (file no. 33-92710) which is incorporated herein by reference).
       10.23    Development, License and Supply Agreement between Elan
                Pharmaceutical Technologies, Elan Pharma International
                Limited and MiniMed Inc. dated June 11, 1999 (included as
                Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 1999 which is incorporated herein by reference).
       10.24    License and Manufacturing Agreement between Elan
                Pharmaceutical Technologies, Elan Pharma International
                Limited and MiniMed Inc. dated June 11, 1999 (included as
                Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 1999 which is incorporated herein by reference).
       10.25 License Agreement dated as of October 1, 1993 by and between MiniMed Inc. and Wilson Greatbatch Ltd. (included as Exhibit
                10.25 to the Company's Registration Statement on Form S-1
                (file no. 33-92710) which is incorporated herein by reference).
       10.26 Form of Indemnity Agreement between MiniMed Inc. and each of its officers and directors (included as Exhibit 10.27 to the Company's Registration Statement on Form S-1 (file no.
                33-92710) which is incorporated herein by reference).
       10.27    MiniMed Inc. Non-Employee Director Deferred Stock Units Plan
                (included as Exhibit 10.14 to the Company's 1995 Annual
                Report on Form 10-K which is incorporated herein by reference).

       10.28    MiniMed Inc. Employee Stock Purchase Plan (included as
                Exhibit 10.15 to the Company's 1995 Annual Report on Form
                10-K which is incorporated herein by reference).
       10.29 Lease dated as of August 1, 1995, as amended by Amendment thereto dated as of July 1, 1996, by and between MiniMed
                Inc. and Alfred E. Mann (included as Exhibit 10.17 to the
                Company's 1996 Annual Report on Form 10-K which is incorporated herein by reference).
       10.30    Agreement Regarding Implantable Pump Business dated
                September 1, 1998, by and between Medical Research Group,
                LLC, a California limited liability company and MiniMed
                Inc., a Delaware corporation (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q which is incorporated by reference herein).
       10.31    Implantable Pump License and Distribution Agreement dated
                September 1, 1998, by and between Medical Research Group,
                LLC, a California limited liability company and MiniMed
                Inc., a Delaware corporation (included as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q which is incorporated by reference herein).
       10.32 Glucose Sensor Option Agreement dated September 1, 1998, by and between Medical Research Group, LLC, a California limited liability company and MiniMed Inc., a Delaware corporation (included as Exhibit 10.3 to the Company's
                Quarterly Report on Form 10-Q which is incorporated by reference herein).
       10.33    Guarantee of Alfred E. Mann dated September 1, 1998
                (included as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q which is incorporated by reference herein).
       21.1     Subsidiaries of the Company.
       23.1     Consent of Deloitte & Touche LLP.
       27.1     Financial Data Schedule.

(b) 1. REPORTS ON FORM 8-K

          (i) Current Report on Form 8-K filed November 19, 1999, which announced a patient notification relating to our model 508 insulin infusion pump.

          (ii) Current Report on Form 8-K filed December 28, 1999, which announced that we have changed the date of our 2000 Annual Meeting of the Stockholders (the "2000 Annual Meeting") from May 18, 2000, to June 22, 2000. The 2000 Annual Meeting will be held at 10:00 A.M. on June 22, 2000 at a location to be determined.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Action of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               MINIMED INC.

Date: March 30, 2000                                            By: /s/ ALFRED E. MANN
                                                -----------------------------------------------------
                                                                    Alfred E. Mann
                                                      Chairman of the Board and Chief Executive
                                                        Officer (Principal Executive Officer)

Date: March 30, 2000                                            By: /s/ KEVIN R. SAYER
                                                -----------------------------------------------------
                                                                    Kevin R. Sayer
                                                            Senior Vice President, Finance
                                                             and Chief Financial Officer
                                                     (Principal Financial and Accounting Officer)

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                 /s/ ALFRED E. MANN                      Director, Chairman of the      March 30, 2000
-----------------------------------------------------    Board and Chief Executive
                   Alfred E. Mann                        Officer (Principal
                                                         Executive Officer)

                /s/ TERRANCE H. GREGG                    Director, President, and       March 30, 2000
-----------------------------------------------------    Chief Operating Officer
                  Terrance H. Gregg

                 /s/ KEVIN R. SAYER                      Senior Vice President,         March 30, 2000
-----------------------------------------------------    Finance and Chief Financial
                   Kevin R. Sayer                        Officer (Principal
                                                         Financial and Accounting
                                                         Officer)

               /s/ DAVID CHERNOF, M.D.                   Director                       March 30, 2000
-----------------------------------------------------
                 David Chernof, M.D.

              /s/ CAROLYNE KAHLE DAVIS                   Director                       March 30, 2000
-----------------------------------------------------
                Carolyne Kahle Davis

                /s/ WILLIAM R. GRANT                     Director                       March 30, 2000
-----------------------------------------------------
                  William R. Grant

                 /s/ DAVID MACCALLUM                     Director                       March 30, 2000
-----------------------------------------------------
                   David MacCallum

                /s/ THOMAS R. TESTMAN                    Director                       March 30, 2000
-----------------------------------------------------
                  Thomas R. Testman

                /s/ JOHN C. VILLFORTH                    Director                       March 30, 2000
-----------------------------------------------------
                  John C. Villforth

                                  MINIMED INC.

                VALUATION AND QUALIFYING ACCOUNTS -- SCHEDULE II

          COLUMN A             COLUMN B       COLUMN C -- ADDITIONS       COLUMN D       COLUMN E
          --------            ----------    -------------------------    -----------    -----------
                              BALANCE AT    CHARGED TO     CHARGED TO                   BALANCE AT
                              BEGINNING      COSTS AND       OTHER                        END OF
        DESCRIPTION           OF PERIOD     EXPENSES(1)     ACCOUNTS     DEDUCTIONS       PERIOD
        -----------           ----------    -----------    ----------    -----------    -----------
Allowance for doubtful
  accounts:
  1997......................  $5,393,000    $1,218,000                   $  (361,000)   $ 6,250,000
  1998......................  $6,250,000    $4,505,000                   $(1,911,000)   $ 8,844,000
  1999......................  $8,844,000    $7,292,000                   $(3,028,000)   $13,108,000

Accrued warranties:
  1997......................  $2,873,000    $1,573,000                   $(1,988,000)   $ 2,458,000
  1998......................  $2,458,000    $1,537,000                   $(1,167,000)   $ 2,828,000
  1999......................  $2,828,000    $1,597,000                   $  (566,000)   $ 3,859,000

Accrued related party
  purchase commitment
  obligations:
  1997......................  $       --    $       --                   $        --    $        --
  1998......................  $       --    $2,000,000                   $        --    $ 2,000,000
  1999......................  $2,000,000    $1,500,000                   $        --    $ 3,500,000

---------------
(1) The allowance for doubtful accounts represents charges to bad debt expense for the year.

                                 EXHIBIT INDEX

    EXHIBIT
     NUMBER                             DESCRIPTION
    --------                            -----------
        2.1     Reorganization Agreement among Robert A. Kusher, Craig Lowy,
                MiniMed Inc. and MiniMed Distribution Corp. dated as of
                October 19, 1997 (included as Exhibit 2.1 to the Company's
                Current Report on Form 8-K filed October 20, 1997, which is incorporated herein by reference).
        2.2     Amendment to Reorganization Agreement among Robert A.
                Kusher, Craig Lowy, MiniMed Inc. and MiniMed Distribution
                Corp. dated as of January 2, 1998 (included as Exhibit 2.1 to the Company's Current Report on Form 8-K filed January
                16, 1998, which is incorporated herein by reference).
        2.3     Asset Purchase Agreement dated as of October 8, 1998, by and among Diabetes Support Systems, Inc., MiniMed Distribution
                Corp. and MiniMed Inc. (included as Exhibit 2.3 to the
                Company's Annual Report on Form 10-K for the fiscal year
                ended January 1, 1999, which is incorporated herein by
                reference).
     3(i).1     Amended and Restated Articles of Incorporation (included as
                Exhibit 3(i).1 to the Company's Quarterly Report on Form
                10-Q for the period ended July 2, 1999 which is incorporated herein by reference).
    3(ii).1     Bylaws of MiniMed Inc. (included as Exhibit 3.2 to the
                Company's Registration Statement on Form S-1 (file no.
                33-92710) which is incorporated herein by reference).
    3(ii).2     Amendment to Bylaws of MiniMed Inc. (included as Exhibit 3.3 to the Company's 1996 Annual Report on Form 10-K which is
                incorporated herein by reference).
    3(ii).3     Amendment to Bylaws of MiniMed Inc. (included as Exhibit
                3(ii).1 to the Company's Quarterly Report on Form 10-Q for
                the period ended October 2, 1998 which is incorporated
                herein by reference).
    3(ii).4     Amendment to Bylaws of MiniMed Inc. (included as Exhibit
                3(ii).1 to the Company's Quarterly Report on Form 10-Q for
                the period ended July 2, 1999 which is incorporated herein by reference).
    3(ii).5     Amendment to Bylaws of MiniMed Inc. (included as Exhibit
                3(ii).1 to the Company's Quarterly Report on Form 10-Q for
                the period ended October 1, 1999 which is incorporated
                herein by reference).
    3(ii).6     Amendment to Bylaws of MiniMed Inc. adopted October 13,
                1999.
        4.1     Form of Stockholder Rights Agreement (included as Exhibit
                3.4 to the Company's Registration Statement on Form S-1
                (file no. 33-92710) which is incorporated herein by
                reference).
        4.2     Amendment to Rights Agreement effective as of May 1, 1999 by and between MiniMed Inc. and Harris Trust Company of
                California (previously filed as Exhibit 4.3 to the Company's
                Registration Statement on Form S-3, Registration No.
                333-80527 on June 11, 1999, and incorporated herein by
                reference).
       10.1     First Amendment to Stock Pledge Agreement made by MiniMed in favor of ING (U.S.) Capital LLC dated as of June 24, 1999
                (included as Exhibit 10.1 to the Company's Quarterly Report for the period ended October 1, 1999 which is incorporated herein by reference).
       10.2     Ground Sublease by and between North Campus-University Park
                Development Corporation and First Security Bank, N.A. as
                Owner Trustee dated as of May 18, 1999 (included as Exhibit
                10.1 to the Company's Quarterly Report on Form 10-Q for the
                period ended July 2, 1999 which is incorporated herein by
                reference).

    EXHIBIT
     NUMBER                             DESCRIPTION
    --------                            -----------
       10.3     Parent Guaranty dated as of May 18, 1999 from MiniMed Inc.
                to First Security Bank, N.A. as Trustee (included as Exhibit
                10.3 to the Company's Quarterly Report on Form 10-Q for the
                period ended July 2, 1999 which is incorporated herein by
                reference).
       10.4     Master Lease between First Security Bank, N.A. as Trustee
                and MiniMed Development Corp. dated May 18, 1999 (included as Exhibit 10.4 to the Company's Quarterly Report on Form
                10-Q for the period ended July 2, 1999 which is incorporated herein by reference).
       10.5     Participation Agreement among MiniMed Development Corp. as
                Construction Agent and Lessee, MiniMed Inc. and First
                Security Bank, N.A. as Trustee, et. Al. dated May 18, 1999
                (included as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 1999 which is
                incorporated herein by reference).
       10.6     Revolving Credit Agreement dated as of May 18, 1999, among
                MiniMed Inc., the Revolving Credit Lenders and ING (U.S.)
                Capital LLC (included as Exhibit 10.5 to the Company's
                Quarterly Report on Form 10-Q for the period ended July 2,
                1999 which is incorporated herein by reference).
       10.7     Security Agreement dated as of May 18, 1999, among MiniMed
                Inc., certain subsidiaries of MiniMed Inc. and ING (U.S.)
                Capital LLC (included as Exhibit 10.6 to the Company's
                Quarterly Report on Form 10-Q for the period ended July 2,
                1999 which is incorporated herein by reference).
       10.8     Change of Control Agreement dated August 12, 1999 between
                MiniMed Inc. and Stephen Bowman (included as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended October 1, 1999 which is incorporated herein by
                reference).
       10.9     Change of Control Agreement dated March 1, 1999 between
                MiniMed Inc. and Alfred E. Mann (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended April 2, 1999 which is incorporated herein by
                reference).
       10.10    Change of Control Agreement dated March 1, 1999 between
                MiniMed Inc. and Terrance H. Gregg (included as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the
                period ended April 2, 1999 which is incorporated herein by reference).
       10.11    Change of Control Agreement dated March 1, 1999 between
                MiniMed Inc. and Eric S. Kentor (included as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended April 2, 1999 which is incorporated herein by
                reference).
       10.12    Change of Control Agreement dated March 1, 1999 between
                MiniMed Inc. and David Morley (included as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended April 2, 1999 which is incorporated herein by
                reference).
       10.13    Change of Control Agreement dated March 1, 1999 between
                MiniMed Inc. and Kevin R. Sayer (included as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended April 2, 1999 which is incorporated herein by
                reference).
       10.14    Third Amended and Restated 1994 Stock Incentive Plan
                (Incorporated by reference from Exhibit 4.1 to Post
                Effective Amendment No. 2 to the Company's Registration
                Statement on Form S-8 filed by the Company on September 16,
                1999, registration no. 33-95630).
       10.15    MiniMed Inc. 1994 Stock Incentive Plan -- Form of Option.
       10.16    MiniMed Inc. 1992 Stock Incentive Plan -- Form of Option
                (included as Exhibit 4.4 to the Company's Registration
                Statement on Form S-1 (file no. 33-92710) which is
                incorporated herein by reference).
       10.17    MiniMed Inc. 1992 Stock Incentive Plan -- Amendment to Form
                of Option.

    EXHIBIT
     NUMBER                             DESCRIPTION
    --------                            -----------
       10.18    MiniMed Technologies Limited Amended and Restated 1992
                Option Plan (included as Exhibit 10.17 to the Company's
                Registration Statement on Form S-1 (file no. 33-92710) which is incorporated herein by reference).
       10.19    MiniMed Inc. Option Agreement -- Assumption of MiniMed
                Technologies Limited Options (included as Exhibit 10.18 to the Company's Registration Statement on Form S-1 (file no.
                33-92710) which is incorporated herein by reference).
       10.20    License Supply and Distribution Agreement between Eli Lilly and Company and MiniMed Inc. dated February 1, 1999
                (included as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 1999 which is
                incorporated herein by reference).
       10.21    Amendment to License Supply and Distribution Agreement
                between Eli Lilly and Company and MiniMed Inc. dated as June
                28, 1999 (included as Exhibit 10.8 to the Company's
                Quarterly Report on Form 10-Q for the period ended July 2,
                1999 which is incorporated herein by reference).
       10.22    License Agreement dated February 13, 1980, as amended
                December 10, 1990, by and between Applied Physics Laboratory of the Johns Hopkins University, Pacesetter Infusion, Ltd.
                And MiniMed Technologies Limited (included as Exhibit 10.24 to the Company's Registration Statement on Form S-1 (file
                no. 33-92710) which is incorporated herein by reference).
       10.23    Development, License and Supply Agreement between Elan
                Pharmaceutical Technologies, Elan Pharma International
                Limited and MiniMed Inc. dated June 11, 1999 (included as
                Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q
                for the period ended July 2, 1999 which is incorporated
                herein by reference).
       10.24    License and Manufacturing Agreement between Elan
                Pharmaceutical Technologies, Elan Pharma International
                Limited and MiniMed Inc. dated June 11, 1999 (included as
                Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q
                for the period ended July 2, 1999 which is incorporated
                herein by reference).
       10.25    License Agreement dated as of October 1, 1993 by and between
                MiniMed Inc. and Wilson Greatbatch Ltd. (included as Exhibit
                10.25 to the Company's Registration Statement on Form S-1
                (file no. 33-92710) which is incorporated herein by
                reference).
       10.26    Form of Indemnity Agreement between MiniMed Inc. and each of its officers and directors (included as Exhibit 10.27 to the
                Company's Registration Statement on Form S-1 (file no.
                33-92710) which is incorporated herein by reference).
       10.27    MiniMed Inc. Non-Employee Director Deferred Stock Units Plan
                (included as Exhibit 10.14 to the Company's 1995 Annual
                Report on Form 10-K which is incorporated herein by
                reference).
       10.28    MiniMed Inc. Employee Stock Purchase Plan (included as
                Exhibit 10.15 to the Company's 1995 Annual Report on Form
                10-K which is incorporated herein by reference).
       10.29    Lease dated as of August 1, 1995, as amended by Amendment
                thereto dated as of July 1, 1996, by and between MiniMed
                Inc. and Alfred E. Mann (included as Exhibit 10.17 to the
                Company's 1996 Annual Report on Form 10-K which is
                incorporated herein by reference).
       10.30    Agreement Regarding Implantable Pump Business dated
                September 1, 1998, by and between Medical Research Group,
                LLC, a California limited liability company and MiniMed
                Inc., a Delaware corporation (included as Exhibit 10.1 to
                the Company's Quarterly Report on Form 10-Q which is
                incorporated by reference herein).

    EXHIBIT
     NUMBER                             DESCRIPTION
    --------                            -----------
       10.31    Implantable Pump License and Distribution Agreement dated
                September 1, 1998, by and between Medical Research Group,
                LLC, a California limited liability company and MiniMed
                Inc., a Delaware corporation (included as Exhibit 10.2 to
                the Company's Quarterly Report on Form 10-Q which is
                incorporated by reference herein).
       10.32    Glucose Sensor Option Agreement dated September 1, 1998, by and between Medical Research Group, LLC, a California
                limited liability company and MiniMed Inc., a Delaware
                corporation (included as Exhibit 10.3 to the Company's
                Quarterly Report on Form 10-Q which is incorporated by
                reference herein).
       10.33    Guarantee of Alfred E. Mann dated September 1, 1998
                (included as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q which is incorporated by reference herein).
       21.1     Subsidiaries of the Company.
       23.1     Consent of Deloitte & Touche LLP.
       27.1     Financial Data Schedule.