Form 10-Q
period 2000-03-31
MINIMED INC
filed 2000-05-15
CIK 945801

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

                  For the quarterly period ended March 31, 2000

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to ______

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    TITLE OF EACH CLASS                             OUTSTANDING AT MAY 10, 2000
    -------------------                             ---------------------------
Common Stock, $.01 par value                                 31,747,146


================================================================================

                                      INDEX

                                  MINIMED INC.

                                                                              PAGE
                                                                             NUMBER
                                                                             ------
PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements and Notes                             3

         Consolidated Balance Sheets -- December 31, 1999 and                    3
         March 31, 2000 (Unaudited)

         Consolidated Statements of Income (Unaudited) -- Three
         months ended April 2, 1999 and March 31, 2000                           4

         Consolidated Statements of Cash Flows (Unaudited) -- Three
         months ended April 2, 1999 and March 31, 2000                           5

         Notes to Consolidated Financial Statements (Unaudited)                  6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                    10

Item 3.  Quantitative and Qualitative Disclosures About Market                  16
         Risk

PART II. OTHER INFORMATION                                                      16

Item 1.  Legal Proceedings                                                      16

Item 2.  Changes in Securities and Use of Proceeds                              16

Item 3.  Defaults Upon Senior Securities                                        16

Item 4.  Submission of Matters to a Vote of Security Holders                    16

Item 5.  Other Information                                                      16

Item 6.  Exhibits and Reports on Form 8-K                                       16

SIGNATURE                                                                       17

INDEX TO EXHIBITS                                                               18

                          PART I. FINANCIAL INFORMATION

               ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

                                  MINIMED INC.
                           CONSOLIDATED BALANCE SHEETS
                DECEMBER 31, 1999 AND MARCH 31, 2000 (Unaudited)

                                     ASSETS

                                                                                               1999              2000
                                                                                           ------------      ------------
                                                                                                              (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents .........................................................      $ 92,718,000      $ 83,205,000
  Short-term investments ............................................................        77,716,000        92,660,000
  Accounts receivable, net of allowance for doubtful accounts of $13,108,000 and
    $12,030,000 at December 31, 1999 and March 31, 2000, respectively ...............        65,938,000        64,354,000
  Inventories .......................................................................        19,338,000        23,293,000
  Deferred income taxes .............................................................         9,973,000         7,699,000
  Income taxes receivable ...........................................................         5,761,000         4,818,000
  Prepaid expenses and other current assets .........................................         7,602,000         6,641,000
                                                                                           ------------      ------------
              Total current assets ..................................................       279,046,000       282,670,000
NOTE RECEIVABLE FROM AFFILIATE ......................................................         3,600,000         3,600,000
LONG-TERM INVESTMENTS ...............................................................         8,552,000        16,507,000
OTHER ASSETS ........................................................................        17,969,000        17,827,000
LAND, BUILDINGS, PROPERTY AND EQUIPMENT - Net .......................................        44,631,000        52,370,000
                                                                                           ------------      ------------
TOTAL ASSETS ........................................................................      $353,798,000      $372,974,000
                                                                                           ============      ============
                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Current portion of notes payable ..................................................      $  1,000,000      $  1,000,000
  Accounts payable ..................................................................         3,573,000         4,344,000
  Accrued salaries and related benefits .............................................         7,749,000         5,341,000
  Accrued sales commissions .........................................................         2,964,000           642,000
  Accrued warranties ................................................................         3,859,000         3,637,000
  Accrued software refurbishment costs ..............................................         1,200,000                --
  Accrued related party purchase commitment obligations .............................         3,500,000         3,500,000
  Other accrued expenses ............................................................         1,310,000           836,000
                                                                                           ------------      ------------
             Total current liabilities ..............................................        25,155,000        19,300,000
                                                                                           ------------      ------------
DEFERRED INCOME TAXES ...............................................................         1,545,000         4,063,000
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, par value $.01; 100,000,000 shares authorized; 31,150,297 and
    31,712,896 shares issued and outstanding as of December 31, 1999
    and  March 31, 2000, respectively ...............................................           317,000           359,000
   Additional capital ...............................................................       280,825,000       291,926,000
   Accumulated other comprehensive income ...........................................         2,931,000         8,054,000
   Retained earnings ................................................................        43,025,000        49,272,000
                                                                                           ------------      ------------
              Total stockholders' equity ............................................       327,098,000       349,611,000
                                                                                           ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........................................      $353,798,000      $372,974,000
                                                                                           ============      ============


                See notes to consolidated financial statements.

                                  MINIMED INC.
                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
              THREE MONTHS ENDED APRIL 2, 1999 AND MARCH 31, 2000


                                                          1999               2000
                                                      ------------       ------------
                                                                (Unaudited)
NET SALES ......................................      $ 40,911,000       $ 60,338,000
COST OF SALES ..................................        13,838,000         19,592,000
                                                      ------------       ------------
GROSS PROFIT ...................................        27,073,000         40,746,000
                                                      ------------       ------------
OPERATING EXPENSES:
  Selling, general and administrative ..........        17,499,000         25,903,000
  Research and development .....................         5,296,000          7,804,000
  Research and development contract income .....        (1,500,000)                --
                                                      ------------       ------------
            Total operating expenses ...........        21,295,000         33,707,000
                                                      ------------       ------------
OPERATING INCOME ...............................         5,778,000          7,039,000
OTHER INCOME, Including interest income ........           294,000          2,722,000
                                                      ------------       ------------
INCOME BEFORE INCOME TAXES .....................         6,072,000          9,761,000
PROVISION FOR INCOME TAXES .....................         2,290,000          3,514,000
                                                      ------------       ------------
NET INCOME .....................................      $  3,782,000       $  6,247,000
                                                      ============       ============
BASIC EARNINGS PER SHARE .......................      $       0.13       $       0.20
                                                      ============       ============

BASIC WEIGHTED AVERAGE SHARES
   OUTSTANDING .................................        28,148,000         31,425,000
                                                      ============       ============
DILUTED EARNINGS PER SHARE .....................      $       0.13       $       0.19
                                                      ============       ============
DILUTED WEIGHTED AVERAGE SHARES
   OUTSTANDING .................................        30,024,000         33,187,000
                                                      ============       ============


                See notes to consolidated financial statements.

                                  MINIMED INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
              THREE MONTHS ENDED APRIL 2, 1999 AND MARCH 31, 2000

                                                                           1999               2000
                                                                       ------------       ------------
                                                                                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES -
Net income ......................................................      $  3,782,000       $  6,247,000
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
  Depreciation and amortization .................................         1,560,000          2,534,000
  Directors fees paid in common stock ...........................            32,000             20,000
  Deferred income taxes .........................................           (81,000)         1,916,000
  Tax benefit from exercise of non-qualified stock options ......         1,630,000          4,971,000
  Changes in operating assets and liabilities:
    Accounts receivable, net ....................................        (1,457,000)         1,584,000
    Inventories .................................................          (821,000)        (3,955,000)
    Prepaid expenses and other current assets ...................        (3,247,000)           961,000
    Other assets ................................................            35,000             17,000
    Accounts payable ............................................           300,000            771,000
    Accrued salaries and related benefits .......................        (1,393,000)        (2,408,000)
    Accrued sales commissions ...................................        (1,687,000)        (2,322,000)
    Accrued warranties ..........................................            57,000           (222,000)
    Income taxes payable ........................................           859,000            943,000
    Accrued software refurbishment costs ........................                --         (1,200,000)
    Other accrued expenses ......................................          (918,000)          (474,000)
                                                                       ------------       ------------
    Net cash provided by (used in) operating activities .........        (1,349,000)         9,383,000
                                                                       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES -
    Short-term investments ......................................            (6,000)       (14,944,000)
    Long-term investments .......................................                --             38,000
    Purchase of land, buildings, property and equipment .........        (4,724,000)       (10,148,000)
                                                                       ------------       ------------
    Net cash used in investing activities .......................        (4,730,000)       (25,054,000)
                                                                       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES -
    Repayment of notes payable ..................................          (278,000)                --
    Proceeds from stock option exercises ........................           525,000          6,153,000
                                                                       ------------       ------------
      Net cash provided by financing activities .................           247,000          6,153,000
                                                                       ------------       ------------

    Effect of foreign exchange rates on cash ....................           (53,000)             5,000

NET DECREASE IN CASH AND CASH
     EQUIVALENTS ................................................        (5,885,000)        (9,513,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF
     PERIOD .....................................................        27,303,000         92,718,000
                                                                       ============       ============
CASH AND CASH EQUIVALENTS, END OF
     PERIOD .....................................................      $ 21,418,000       $ 83,205,000
                                                                       ============       ============

SUPPLEMENTAL CASH FLOW INFORMATION -
     Cash paid during the period for:
     Interest ...................................................      $      2,000       $         --
     Income taxes ...............................................      $    265,000       $         --


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITY - The Company recorded an unrealized holding gain of $195,000 and $5,424,000 during the three months ended April 2, 1999 and March 31, 2000, respectively, net of estimated income taxes on marketable securities classified as long-term investments available for sale.

                 See notes to consolidated financial statements.

                                  MINIMED INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
              THREE MONTHS ENDED APRIL 2, 1999 AND MARCH 31, 2000

The fiscal years referenced herein are as follows:

Fiscal Year                                             Year Ended
-----------                                         -----------------
2000.......................................         December 29, 2000
1999.......................................         December 31, 1999

NOTE 1. BASIS OF PRESENTATION

        The accompanying unaudited financial statements of MiniMed Inc. (the "Company" or "MiniMed") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements included in the Annual Report of MiniMed filed on Form 10-K with the Securities and Exchange Commission for the year ended December 31, 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2000.

NOTE 2. INCOME TAXES

        Net income and earnings per share for the three months ended April 2, 1999 and March 31, 2000 reflect income taxes which have been recorded at the Company's estimated effective tax rate for the year. This estimated income tax rate has been determined by giving consideration to the pretax earnings and losses applicable to foreign and domestic tax jurisdictions.

NOTE 3. WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES
        OUTSTANDING

        In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), basic earnings per share for the three months ended April 2, 1999 and March 31, 2000, were computed by dividing net income by weighted average common shares outstanding during the periods presented. Diluted earnings per share for the periods presented were computed by dividing net income by weighted average common and common equivalent shares outstanding, computed in accordance with the treasury stock method. The computation of basic and diluted EPS is as follows:

                                                               THREE MONTHS ENDED     THREE MONTHS ENDED
                                                                  APRIL 2, 1999         MARCH 31, 2000
                                                               ------------------     ------------------
BASIC EPS COMPUTATION
Numerator:
Net income applicable to common stock .................            $ 3,782,000            $ 6,247,000
Denominator:
Weighted average common shares outstanding ............             28,148,000             31,425,000
                                                                   -----------            -----------
Basic earnings per share ..............................            $      0.13            $      0.20
                                                                   ===========            ===========
DILUTED EPS COMPUTATION
Numerator:
Net income applicable to common stock .................            $ 3,782,000            $ 6,247,000
                                                                   -----------            -----------
Denominator:
Weighted average common shares outstanding ............             28,148,000             31,425,000
Effect of dilutive securities
     Stock options ....................................              1,876,000              1,762,000
                                                                   -----------            -----------
Diluted weighted average shares outstanding ...........             30,024,000             33,187,000
                                                                   -----------            -----------
Diluted earnings per share ............................            $      0.13            $      0.19
                                                                   ===========            ===========

                                  MINIMED INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
              THREE MONTHS ENDED APRIL 2, 1999 AND MARCH 31, 2000

NOTE 4. CONSOLIDATED BALANCE SHEET COMPONENTS

Certain balance sheet components are as follows:

                                                     DECEMBER 31,              MARCH 31,
                                                        1999                     2000
                                                    ------------             ------------
                                                                              (Unaudited)
Inventories:
  Raw materials ........................            $  9,380,000             $ 10,373,000
  Work-in-progress .....................               2,315,000                1,988,000
  Finished Goods .......................               7,643,000               10,932,000
                                                    ============             ============
                                                    $ 19,338,000             $ 23,293,000
                                                    ============             ============

Property, plant and equipment:
  Land, buildings and improvements .....            $ 15,817,000             $ 16,631,000
  Machinery and equipment ..............              25,963,000               32,681,000
  Tooling and molds ....................               3,355,000                4,667,000
  Computer software ....................               7,423,000                8,267,000
  Furniture and fixtures ...............               8,062,000                8,522,000
                                                    ------------             ------------
                                                      60,620,000               70,768,000
Less accumulated depreciation ..........             (15,989,000)             (18,398,000)
                                                    ============             ============
Total ..................................            $ 44,631,000             $ 52,370,000
                                                    ============             ============

Other assets:
  Technology license ...................            $  7,094,000             $  7,081,000
  Goodwill .............................              10,606,000               10,479,000
  Other ................................                 269,000                  267,000
                                                    ------------             ------------
Total ..................................            $ 17,969,000             $ 17,827,000
                                                    ============             ============

Long-term investments:
  Investment in Trimeris common
    stock - at fair value ..............            $  7,412,000             $ 15,367,000
  Investment in PDC common
    stock - at cost ....................               1,140,000                1,140,000
                                                    ============             ============
Total ..................................            $  8,552,000             $ 16,507,000
                                                    ============             ============

                                  MINIMED INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
              THREE MONTHS ENDED APRIL 2, 1999 AND MARCH 31, 2000

NOTE 5. COMPREHENSIVE INCOME

        The Company's total comprehensive income was as follows:

                                                                    THREE MONTHS ENDED
                                                           ---------------------------------------
                                                           APRIL 2, 1999            MARCH 31, 2000
                                                           -------------            --------------
Net income .....................................            $  3,782,000             $  6,247,000
Other comprehensive income (loss):
  Foreign currency translation
    adjustments ................................                 (54,000)                   6,000
  Unrealized gain on securities:
      Unrealized holding gain ..................                 314,000                8,300,000
      Less: reclassification adjustment for
         gain included in net income ...........                      --                 (307,000)
                                                            ------------             ------------
  Other comprehensive income,
    before income taxes ........................                 260,000                7,999,000
  Income tax expense related
    to items of other comprehensive
    income (loss) ..............................                 119,000                2,876,000
                                                            ------------             ------------
  Other comprehensive income ...................                 141,000                5,123,000
                                                            ============             ============
Total comprehensive income .....................            $  3,923,000             $ 11,370,000
                                                            ============             ============

NOTE 6. COMMITMENTS AND CONTINGENCIES

        Leases - In May 1999, the Company entered into an agreement to lease up to 28 acres of land located on the campus of California State University, Northridge, where it is constructing a corporate headquarters, research and development and manufacturing facility. The ground lease has an initial term of 40 years with renewal options for up to an additional 40 years. Pursuant to the terms of the ground lease, the Company made payments of $400,000 during 1999 and is committed to average annual payments in future periods of approximately $450,000 plus periodic cost of living adjustments.

        In May 1999, the Company also entered into a financing transaction pursuant to which it will lease certain buildings being constructed on the land described above. The lessors of the buildings have committed to fund up to a maximum of $65.0 million for the first phase of construction of the buildings. The Company is in the process of attempting to increase this debt arrangement to expand upon the development of this facility. Under the terms of the financing transaction, a special purpose trust subleases the land to the Company and leases the improvements to the Company. The synthetic lease has an initial term of five years, with two one-year renewal options. Under this financing arrangement, the Company is committed to annual payments ranging from $4.5 million to $5.0 million commencing sometime during the second half of 2000. These lease payments will be recorded as rent expense in future periods. When the synthetic lease terminates, the Company will be able to assume the obligations of the special purpose trust as the lessee under the ground lease if it exercises its option to purchase.

        In connection with these financing transactions, the Company pledged substantially all of its assets as collateral security, and is subject to various affirmative and negative covenants regarding the conduct of its business including restrictions on the payment of dividends and the incurrence of additional debt. These arrangements could adversely affect the Company's ability to acquire additional capital resources or engage in certain strategic transactions.

        Legal Proceedings -- During 1998, the Company integrated the operations of Home Medical Supply, Inc. ("HMS"), which the Company acquired in fiscal 1997. In connection with these activities, the Company discovered certain business practices relating to charges billed to the State of Florida for health care services provided through an affiliated pharmacy. These practices were implemented by HMS' prior owners and may potentially result in liability to the Company. The Company has received no notice of any action which is pending or threatened against it in connection therewith. The Company has corrected such practices, notified the State of Florida authorities of its findings, initiated legal action against the prior owners to seek indemnification for any such liability and is pursuing other legal remedies. On March 8, 2000 the court granted an order allowing one of the former owners of HMS to add a counterclaim against the Company and its wholly-owned subsidiary alleging the publication of false written and oral statements. The Company believes it has meritorious defenses to the counterclaim. The amount of liability to the Company, if any, cannot be determined at this time, although the Company believes that indemnification for such liability would be available from HMS' prior owners.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this quarterly report. Some of the information in this quarterly report contains forward-looking statements, including statements relating to anticipated operating results, margins, growth, financial resources, capital requirements, adequacy of the Company's capital resources, trends in spending on research and development, the development of new markets, the development, regulatory approval, manufacture, distribution, and commercial acceptance of new products, future product development efforts, our manufacture and distribution of a new disposable pump, the exercise of an option to purchase certain technologies or paid-up licenses and new applications for our existing product lines are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements involve risks and uncertainties which may affect our business and prospects, including changes in economic and market conditions, acceptance of our products by the health care and reimbursement communities, health care legislation and regulation, new developments in diabetes therapy, administrative and regulatory approval and related considerations, competitive developments, maintenance of strategic alliances, and other factors discussed in our filings with the Securities and Exchange Commission.

GENERAL

        Our sales and profits have been generated primarily through the sale of external pumps and related disposable products used to deliver insulin in the intensive management of diabetes. Additionally, through our acquisition of two distribution business, we have broadened our product offerings to include other diabetes supplies and pharmacy products generally used in the treatment of this disease.

        Product development and manufacturing operations have focused on four product lines: external pumps and related disposables, implantable insulin pumps and continuous glucose monitoring systems. Future development of the external pump and disposable product lines will focus upon improving the existing technology for its current use in diabetes treatment and the utilization of this technology for the treatment of other medical conditions. On September 1, 1998, we sold assets and transferred technology related to our implantable pump program to Medical Research Group, Inc., which we call MRG. MRG was founded by Alfred E. Mann, founder, Chairman, CEO and our largest stockholder. Mr. Mann continues to hold a substantial equity interest in MRG. We have retained exclusive marketing rights to the implantable pump product line for specific medical conditions, including diabetes. Sales of continuous glucose monitoring systems commenced in 1999, as we launched a physician version of this product line after receiving regulatory approval in June, 1999. Our continuous glucose monitoring system has been characterized as a first of its kind technology, and full commercialization will be subject to successful implementation of manufacturing, sales, marketing and reimbursement plans. Our long-term goal is to link data obtained from our continuous glucose monitoring systems to our insulin delivery systems and develop an "artificial pancreas," capable of controlling glucose levels in patients without significant patient intervention.


        During 1999, we entered into two strategic relationships that will affect future product development, manufacturing, sales and marketing efforts, as well as financial performance. In February 1999, we entered into an agreement with Lilly giving us a worldwide license to package and sell a new formulation of Lilly's insulin lyspro for use with our programmable insulin infusion pumps. We will offer this insulin to our patients in pre-filled cartridges to be used exclusively in our external programmable insulin infusion pumps. In June 1999, we entered into agreements with a division of Elan Corporation, plc, which we call Elan, to manufacture and market exclusively under our name for insulin delivery a disposable, constant-flow infusion system developed by Elan. Our current plans are to offer this disposable infusion system to patients with Type 2 diabetes, further broadening our potential markets. We will also manufacture this infusion system for Elan and its other licensees for use with a variety of other pharmaceutical compounds. Our ability to market products related to each of these agreements is subject to regulatory approval, the timing and certainty of which are not predictable.

RESULTS OF OPERATIONS

        The following table sets forth, for the three months ended March 31, 2000 and the three months ended April 2, 1999, the percentage relationship to net sales of certain items in our consolidated statements of income and the percentage changes in the dollar amounts of such items on a comparative basis.

                                                            PERCENTAGE OF NET SALES
                                                        -------------------------------
                                                         THREE MONTHS     THREE MONTHS         PERCENTAGE
                                                             ENDED            ENDED             INCREASE
                                                        MARCH 31, 2000    APRIL 2, 1999        (DECREASE)
                                                        --------------    -------------        ----------
Net sales ......................................            100.0%            100.0%              47.5%
Cost of sales ..................................             32.5              33.8               41.6
                                                            -----             -----             ------
Gross profit ...................................             67.5              66.2               50.5
Operating expenses:
       Selling, general and administrative .....             42.9              42.8               48.0
       Research and development ................             12.9              12.9               47.4
       Research and development contract revenue               --              (3.7)            (100.0)
                                                            -----             -----             ------
           Total operating expenses ............             55.8              52.0               58.3
                                                            -----             -----             ------
Operating income ...............................             11.7%             14.2%              21.8%
                                                            =====             =====             ======

        The following table sets forth domestic and international net sales and gross profits related to our primary product lines for the three months ended March 31, 2000 and for the three months ended April 2, 1999.

                                                              Dollars in Thousands                      % of Net Sales
                                                    ---------------------------------------  ---------------------------------------
                                                    Three Months Ended   Three Months Ended  Three Months Ended   Three Months Ended
                                                      March 31, 2000        April 2, 1999      March 31, 2000        April 2, 1999
                                                    ------------------   ------------------  ------------------   ------------------
NET SALES:
External pumps and  related  disposables:
   External pumps:
     Domestic ....................................       $ 30,755             $ 19,988                51.0%                 48.9%
     International ...............................          3,093                2,162                 5.1%                  5.3%
                                                         --------             --------            --------              --------
        Subtotal .................................         33,848               22,150                56.1%                 54.2%
   Disposable products:
     Domestic ....................................         20,452               14,287                33.9%                 34.9%
     International ...............................          1,978                1,540                 3.3%                  3.8%
                                                         --------             --------            --------              --------
        Subtotal .................................         22,430               15,827                37.2%                 38.7%

Total external pumps and related disposables               56,278               37,977                93.3%                 92.9%
Implantable insulin pumps ........................            300                  147                 0.5%                  0.3%
Other diabetes supplies ..........................          2,346                1,617                 3.9%                  4.0%
Glucose monitoring systems .......................            649                   --                 1.1%                  0.0%
Pharmacy products ................................            765                1,170                 1.2%                  2.8%
                                                         --------             --------            --------              --------
TOTAL NET SALES ..................................       $ 60,338             $ 40,911               100.0%                100.0%
                                                         ========             ========            ========              ========

GROSS PROFITS
External pumps and related disposables:
   External pumps:
     Domestic ....................................       $ 24,213             $ 16,211                40.1%                 39.6%
     International ...............................          2,086                1,327                 3.5%                  3.2%
                                                         --------             --------            --------              --------
        Subtotal .................................         26,299               17,538                43.6%                 42.8%
   Disposable products:
     Domestic ....................................         12,046                8,173                20.0%                 20.0%
     International ...............................          1,263                  779                 2.1%                  1.9%
                                                         --------             --------            --------              --------
        Subtotal .................................         13,309                8,952                22.1%                 21.9%
Total external pumps and related disposables .....         39,608               26,490                65.7%                 64.7%
Implantable insulin pumps ........................            (45)                (199)               (0.1%)                (0.5%)
Other diabetes supplies ..........................            794                  391                 1.3%                  1.0%
Glucose monitoring systems .......................            304                   --                 0.5%                   --
Pharmacy products ................................             85                  391                 0.1%                  1.0%
                                                         --------             --------            --------              --------
TOTAL GROSS PROFITS ..............................       $ 40,746             $ 27,073                67.5%                 66.2%
                                                         ========             ========            ========              ========

THREE MONTHS ENDED MARCH 31, 2000 AND APRIL 2, 1999

NET SALES

        Net sales increased 47.5% during the three months ended March 31, 2000 over the three months ended April 2, 1999 to $60,338,000 from $40,911,000. This increase is primarily the result of an increase of 48.2%, or $18,301,000, in sales of external pumps and related disposable products. Sales of external pumps grew 52.8% during the first quarter of 2000 with external pump domestic sales growing 53.9% and external pump international sales increasing 43.1%. The domestic increase is primarily related to an increase of 45.6% in unit volume during the three months ended March 31, 2000 over the comparable period in 1999 combined with an increase in the average selling prices. The increase in external pump international sales is unit volume driven, as realized international average sales prices were slightly lower during the first quarter of 2000 compared to the first quarter of 1999. The domestic price increase was a function of our continued efforts to increase the percentage of pump sales processed directly with third-party payors rather than selling pumps at larger discounts to independent dealers and market acceptance of price increases on our pumps related to technological enhancements introduced during the third quarter of 1999. International average selling prices for pumps and related disposable products were slightly lower during the first quarter of 2000 compared to the first quarter of 1999 due to increased sales in emerging foreign markets where independent dealers are utilized, compared to the prices realized in the markets where we have direct operations. Sales of the related disposable products increased 41.7% during the three months ended March 31, 2000, with domestic sales growth at 43.2% and international sales growth at 28.4%. Similar to our external pumps, this increase in sales of disposable products was primarily volume driven in both the domestic and international markets combined with an increase in domestic average sales prices resulting from processing more sales directly with third-party payors, as contrasted to sales to independent dealers.

        Sales of implantable pumps increased 104.1% or $153,000 from the first quarter of 1999 to the first quarter of 2000. Sales activity of this product line remains limited due to the lack of required regulatory approvals, and to date, sales of implantable pumps have been generated mainly in connection with clinical trials and compassionate use of the pumps for patients with particularly difficult cases. The implantable pump and the special insulin remain subject to regulatory review and approval in the United States, while the implantable pump has been approved for commercial sale in the European Union, which we call the EU. No assurance can be given as to when any of these approvals will be received, if at all.

        Sales of other diabetes supplies increased by 45.1% or $729,000 during the 2000 first quarter compared to the 1999 first quarter. This increase resulted from overall market growth, the continuation of internal efforts to market these products to our external pump patient base, and a shift in our business from lower paying Medicare patients to more private insurance patients. Pharmaceutical product sales decreased 34.6% or $405,000 during the 2000 first quarter compared to the 1999 first quarter, a further continuation of our narrowing and restructuring of the pharmacy operations to better support our future business activities. Sales of the continuous glucose monitoring systems were $649,000 during the 2000 first quarter.


OPERATING RESULTS

        Cost of Sales and Gross Profits--Cost of sales increased 41.6% during the three months ended March 31, 2000 over the three months ended April 2, 1999 to $19,592,000 from $13,838,000. As a percentage of net sales, cost of sales in the 2000 first quarter decreased to 32.5% from 33.8% in the comparable period of 1999. Our overall gross margin percentage improvement during the first quarter of 2000 was achieved primarily through margin improvement in the disposable products, implantable pump, and other diabetes supplies product lines. Implantable pump margins improved primarily due to cost reductions achieved because of the sale of assets and transfer of technology to MRG. Future margins on implantable pumps may be adversely impacted by a contractual purchase commitment for these products to MRG (see further discussion in "Liquidity and Capital Resources"). Margin improvements in disposable products are attributable to the increase in average realized sales prices described above; whereas, margin improvements in other diabetes supplies are the result of our repositioning of this business to market these products to our existing external pump patients combined with an increase in average sales prices. Gross margins on the sale of pharmacy products decreased during the 2000 first quarter compared to the comparable period in 1999 due to the continued restructuring of this business.

        While gross margins on sales of external pumps as a percentage of total net sales increased during the 2000 first quarter compared to the comparable period in 1999, external pump gross margins as a percentage of external pump revenue decreased during this period. This decrease was the result of lower margins realized on domestic sales of external pumps. While domestic average sales prices on external pumps increased, manufacturing costs of domestic external pumps also increased, as our latest model external pump has several technological advancements over the previous model. The decrease in domestic external pump gross margins was partially offset by an increase in gross margins realized on international sales of these products. While international average sales prices on external pumps decreased, manufacturing costs of international external pumps also decreased, as we only offered an earlier, less expensive model external pump to international markets during the 2000 first quarter.

        Operating Expenses--Selling, general and administrative expenses increased 48.0% during the three months ended March 31, 2000 over the three months ended April 2, 1999 to $25,903,000 from $17,499,000. As a percentage of net sales, these expenses remained consistent during the 2000 first quarter compared to the 1999 first quarter. Selling and marketing expenses increased primarily due to increased sales volumes, which led to increased sales commissions and other variable field and in-house sales costs. Also, we continued the expansion of our direct sales organization through the first quarter of 2000 with the addition of new sales representatives, continued development of our managed care marketing efforts and an expanding commitment to field education and training. We also increased international selling and marketing expenditures to expand our overall international presence, establishing a new European headquarters in Belgium, and in developing new international markets. General and administrative expenses increased to support our growth, primarily in the areas of reimbursement and information systems.

        Research and development expenses increased 47.4% during the three months ended March 31, 2000 over the three months ended April 2, 1999 to $7,804,000 from $5,296,000. As a percentage of sales, research and development expenses remained consistent during the 2000 first quarter compared to the 1999 first quarter. The 2000 first quarter increase in research and development costs resulted from greater resources directed toward the development of continuous glucose monitoring systems and the related pilot manufacturing operations, development efforts related to future generations of external pumps, expansion of the data communication capabilities of our products, support of efforts for the use of our core technology in the treatment of other medical conditions, and product development efforts related to our pre-filled insulin cartridge program and our disposable infusion systems. Research and development expenses will continue to rise during the remainder of 2000, as we plan to introduce several new products over the next two years, including the consumer version of our continuous glucose monitoring system, new generations of external insulin pumps and related disposable products (including pre-filled insulin cartridges), expansion of our core technology for the treatment of other medical conditions and our disposable infusion system, both for the treatment of Type 2 diabetes and under our commitment to supply this product to Elan and its licensees.

        During the 1998 first quarter, we signed a research and development contract with American Medical Instruments, Inc., a member of The Marmon Group of Companies, which we call AMI. We completed our obligation under the agreement in 1999 and received a total of $12.0 million to fund these research projects. Subject to payment of royalties to AMI, we have the right to sell products utilizing the technology developed pursuant to the agreement on a world-wide basis, with the exception of Japan. We also have the right to purchase the technologies developed at prices ranging from an aggregate of $13.5 million to $19.0 million during certain periods commencing April 2000 and concluding April 30, 2002. During the first quarter of 1999 we recorded $1.5 million from this research and development contract as a reduction of operating expenses, as costs related to completion of the contractual obligations were included in research and development expense.

        Other--During the three months ended March 31, 2000 and the three months ended April 2, 1999, other income consisted primarily of interest income generated from our cash, cash equivalents, and short-term investment balances. These amounts increased due to additional cash from our 1999 offering of common stock which raised $140,588,000 in net proceeds to us. Our effective tax rate during the three months ended March 31, 2000 and April 2, 1999 has been computed giving consideration to the pretax earnings and losses applicable to our foreign and domestic tax jurisdictions and various income tax credits for which we are eligible. Inflation has not significantly impacted our results of operations for the past two years.

Liquidity and Capital Resources

        We generated cash from operations of $9,383,000 during the three months ended March 31, 2000 compared to cash used in operations of $1,349,000 during the three months ended April 2, 1999. Cash flow from operations improved during the first quarter of 2000 compared to the first quarter of 1999 primarily due to increased overall profitability combined with the tax benefits from the exercise of non-qualified stock options and a reduction in accounts receivable that resulted from improved cash collections during the 2000 first quarter. These improvements in the 2000 first quarter cash flows were partially offset by increased expenditures for inventories to increase safety stock levels in anticipation of our planned move to our new corporate headquarters and manufacturing facility in Northridge and to prepare for historically higher sales volumes experienced in the third and fourth quarters. Additionally, expenditures on accrued salaries and sales commissions increased during the three months ended March 31, 2000 as we paid out all of 1999 accrued bonuses and sales commissions during the first quarter of 2000. Our use of cash during the 1999 first quarter was primarily due to increases in inventory balances and accounts receivable that were driven by sales growth.

        The increase in capital expenditures in the first quarter of 2000 to $10,148,000 compared to $4,724,000 spent during the comparable period in 1999, resulted primarily from building glucose sensor manufacturing capacity, as well as other building improvements to service growth, manufacturing expansion, research and development engineering equipment and information systems requirements. We anticipate that future capital expenditures will continue to increase at an even faster rate in support of our new product activities and to build the infrastructure to accommodate continuing growth.

        In 1999, we entered into a financing transaction pursuant to which we are constructing a corporate headquarters, research and development and manufacturing facility on the campus of California State University, Northridge, the first phase of which is being financed with a $65.0 million credit transaction. We are in the process of increasing this debt arrangement to further expand this facility. The transaction was structured as a synthetic lease financing for the facility development and, in a related transaction, we obtained a revolving line of credit to borrow up to $15.0 million. Under the terms of the financing, a special purpose trust subleases the land to us and leases the improvements to us. In connection with these financing transactions, we pledged substantially all of our assets as collateral security and are subject to various affirmative and negative covenants regarding the conduct of our business including restrictions on the payment of dividends and the incurrence of additional debt. These arrangements could adversely affect our ability to acquire additional capital resources or engage in certain strategic transactions. The synthetic lease has an initial term of five years, with two one-year renewal options. The underlying ground lease has a term of 40 years with renewal options for up to an additional 40 years. Under these arrangements, we are committed to annual payments ranging from $4.5 million to $5.0 million commencing during the second half of 2000. Additionally, we are committed to average annual payments in future periods of approximately $450,000 plus periodic cost of living adjustments, per the terms of the ground lease for the Northridge property. These lease payments will be recorded as rent expense in future periods. When the synthetic lease terminates, we will be able to assume the obligations of the special purpose trust as the lessee under the ground lease if we exercise our option to purchase.

        In the process of integrating certain HMS operations, we discovered certain business practices relating to charges billed to the State of Florida which were implemented by prior ownership and that may potentially result in liability to us. These billing activities were related to business activities of an affiliated pharmacy. We have corrected the practices, notified the State of Florida of our findings and initiated legal action against the prior owners to seek indemnification for any related liability that may be incurred by us. The amount of potential liability, if any, cannot be determined at this time, although we believe that indemnification for such liability would be available from the prior owners. We also are involved in certain other litigation, the financial impact of which is uncertain (see Notes to Consolidated Financial Statements).

        We have also entered into an agreement by which, among other transactions, we have acquired an option to purchase the exclusive worldwide marketing rights to a long-term glucose sensor and related products being developed by MRG for $30.0 million within 90 days of MRG's first successful full human implant in a clinical trial performed in accordance with applicable regulatory requirements. In the event that we pursue either of these opportunities, additional capital resources may be required.

        To retain our exclusive marketing rights for the implantable pump, we are required to purchase minimum quantities of some products from MRG. Future minimum purchase commitments for implantable pump units from MRG based upon current prices are:


Through December 31, 2000 .........  $12,080,000
2001 ..............................   11,280,000
                                     -----------
Total .............................  $23,360,000
                                     ===========

        The implantable pump and related insulin have not been approved for commercial distribution in the United States. The implantable pump has been approved for commercial distribution in the EU, but sales will be limited until the special insulin used with the pump is approved. We have accrued $3,500,000 as of December 31, 1999 and March 31, 2000 related to implantable pump purchase commitment obligations in excess of expected usage.

        Management believes that our current level of cash and cash equivalents and short-term investments will be sufficient to meet our needs for working capital and capital expenditures for the next 24 to 36 months. The requirements for additional capital and working capital, however, are subject to change and will depend upon numerous factors, including:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

    Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable

ITEM 5. OTHER INFORMATION

    Not Applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

Exhibit No.    Exhibit
-----------    -------
   10.1        Design and Development Agreement between MiniMed Inc. and
               Automation Tooling Systems Inc. dated February 18, 2000.
   27.1        Financial data schedule.

(b) Reports on Form 8-K

    None.

                                    SIGNATURE

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MiniMed Inc.

Date: May 15, 2000                     /s/  KEVIN R. SAYER
                                       --------------------------------
                                       Kevin R. Sayer
                                       Senior Vice President, Finance &
                                       Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit No.    Exhibit
-----------    -------
   10.1        Design and Development Agreement between MiniMed Inc. and
               Automation Tooling Systems Inc. dated February 18, 2000.
   27.1        Financial data schedule.