Form 10-K/A
period 1999-12-31
MINIMED INC
filed 2000-05-22
CIK 945801

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                ----------------

Amendment No. 1 to annual report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the fiscal year ended December 31, 1999


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

Indicate by check mark whether the registrant (1) has --led all reports required to be --led by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 21, 2000 was $3,094,488,657 (based on closing sale price of $107.50 per share as reported on the Nasdaq National Market). The total number of shares outstanding of the registrant's Common Stock as of March 21, 2000 was 31,671,496.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the following document are incorporated herein by reference: Part III -- The Registrant's Proxy Statement for its 2000 Annual Meeting (the""2000 Proxy").

The undersigned registrant hereby amends Part IV, Item 14(a)3, entitled "Exhibits", of its Annual Report on Form 10-K for fiscal year 1999 to add
Exhibit 10.34 to the Exhibits. Part IV, Item 14 is restated in its entirety as follows:


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

    10.34 Amendment to Implantable Pump License and Distribution Agreement dated June 8, 1999 by and between Medical Research Group, Inc., a Delaware corporation and successor in interest to Medical Research Group, LLC and MiniMed Inc., a Delaware corporation.

     21.1 Subsidiaries of the Company.

     23.1 Consent of Deloitte & Touche LLP.

     27.1 Financial Data Schedule.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Action of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      MINIMED INC.


Date:  May 22, 2000                   By:      /s/ ALFRED E. MANN
                                      -----------------------------------------
                                      Alfred E. Mann
                                      Chairman of the Board and Chief Executive
                                      Officer (Principal Executive Officer)

                                  EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------

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


    10.34 Amendment to Implantable Pump License and Distribution Agreement dated June 8, 1999 by and between Medical Research Group, Inc., a Delaware corporation and successor in interest to Medical Research Group, LLC and MiniMed Inc., a Delaware corporation.


     21.1 Subsidiaries of the Company.

     23.1 Consent of Deloitte & Touche LLP.

     27.1 Financial Data Schedule.