Form 10-Q
period 2000-06-30
MINIMED INC
filed 2000-08-14
CIK 945801

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

                  For the quarterly period ended June 30, 2000

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

              TITLE OF EACH CLASS            OUTSTANDING AT AUGUST 10, 2000
          ----------------------------      --------------------------------
          Common Stock, $.01 par value                 32,034,808

================================================================================

                                      INDEX

                                  MINIMED INC.

                                                                                       PAGE
                                                                                      NUMBER
                                                                                      ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                               3

         Consolidated Balance Sheets (Unaudited) -- December 31, 1999 and June          3
         30, 2000

         Consolidated Statements of Income (Unaudited) -- Three months and six
         months ended July 2, 1999 and June 30, 2000                                    4

         Consolidated Statements of Cash Flows (Unaudited) -- Six months ended
         July 2, 1999 and June 30, 2000                                                 5

         Notes to Consolidated Financial Statements (Unaudited)                         6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                 11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                    17

PART II. OTHER INFORMATION                                                             17

Item 1.  Legal Proceedings                                                             17

Item 2.  Changes in Securities and Use of Proceeds                                     17

Item 3.  Defaults Upon Senior Securities                                               17

Item 4.  Submission of Matters to a Vote of Security Holders                           17

Item 5.  Other Information                                                             17

Item 6.  Exhibits and Reports on Form 8-K                                              18

SIGNATURE                                                                              19

INDEX TO EXHIBITS                                                                      20

                          PART I. FINANCIAL INFORMATION

               ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

                                  MINIMED INC.
                           CONSOLIDATED BALANCE SHEETS
                 DECEMBER 31, 1999 AND JUNE 30, 2000 (UNAUDITED)


                                     ASSETS

                                                                           1999              2000
                                                                       ------------      ------------
                                                                                          (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents .....................................      $ 92,718,000      $ 86,523,000
  Short-term investments ........................................        77,716,000        92,920,000
  Accounts receivable, net of allowance for doubtful
     accounts of $13,108,000 and $11,242,000 at December 31,
     1999 and June 30, 2000, respectively .......................        65,938,000        69,052,000
  Inventories ...................................................        19,338,000        30,175,000
  Deferred income taxes .........................................         9,973,000         8,755,000
  Income taxes receivable .......................................         5,761,000         4,000,000
  Prepaid expenses and other current assets .....................         7,602,000         7,538,000
                                                                       ------------      ------------
              Total current assets ..............................       279,046,000       298,963,000
LONG-TERM INVESTMENTS ...........................................         8,552,000        22,038,000
NOTE RECEIVABLE FROM AFFILIATE ..................................         3,600,000         3,600,000
OTHER ASSETS ....................................................        17,969,000        19,174,000
LAND, BUILDINGS, PROPERTY AND EQUIPMENT - Net ...................        44,631,000        55,575,000
                                                                       ------------      ------------
TOTAL ...........................................................      $353,798,000      $399,350,000
                                                                       ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of notes payable ..............................      $  1,000,000      $  1,000,000
  Accounts payable ..............................................         3,573,000         7,678,000
  Accrued salaries and related benefits .........................         7,749,000         7,726,000
  Accrued sales commissions .....................................         2,964,000           842,000
  Accrued warranties ............................................         3,859,000         3,586,000
  Accrued software refurbishment costs ..........................         1,200,000                --
  Accrued related party purchase commitment obligations .........         3,500,000         3,500,000
  Other accrued expenses ........................................         1,310,000           945,000
                                                                       ------------      ------------
             Total current liabilities ..........................        25,155,000        25,277,000
                                                                       ------------      ------------
  Deferred income taxes .........................................         1,545,000         5,205,000
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, par value $.01; 100,000,000 shares
    authorized; 31,150,297 and 31,854,021 shares issued
    and outstanding as of December 31, 1999
    and  June 30, 2000, respectively ............................           317,000           361,000
   Additional capital ...........................................       280,825,000       298,992,000
   Accumulated other comprehensive income .......................         2,931,000        11,620,000
   Retained earnings ............................................        43,025,000        57,895,000
                                                                       ------------      ------------
              Total stockholders' equity ........................       327,098,000       368,868,000
                                                                       ------------      ------------
TOTAL ...........................................................      $353,798,000      $399,350,000
                                                                       ============      ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MINIMED INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                   THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                             -------------------------------      -------------------------------
                                                                JULY 2,           JUNE 30,           JULY 2,           JUNE 30,
                                                                 1999               2000              1999               2000
                                                             ------------       ------------      ------------       ------------
                                                                                         (Unaudited)
NET SALES ..............................................     $ 49,083,000       $ 69,411,000      $ 89,994,000       $129,749,000
COST OF SALES ..........................................       16,280,000         22,155,000        30,118,000         41,746,000
                                                             ------------       ------------      ------------       ------------
GROSS PROFIT ...........................................       32,803,000         47,256,000        59,876,000         88,003,000
OPERATING EXPENSES:
  Selling, general and administrative ..................       20,167,000         29,201,000        37,535,000         55,104,000
  Research and development .............................        6,572,000          7,415,000        11,868,000         15,219,000
  Research and development contract ....................       (1,500,000)                --        (3,000,000)                --
                                                             ------------       ------------      ------------       ------------
            Total operating expenses ...................       25,239,000         36,616,000        46,403,000         70,323,000
                                                             ------------       ------------      ------------       ------------
OPERATING INCOME .......................................        7,564,000         10,640,000        13,473,000         17,680,000
OTHER INCOME, Including interest income ................          573,000          2,037,000           737,000          4,759,000
                                                             ------------       ------------      ------------       ------------
INCOME  BEFORE INCOME TAXES ............................        8,137,000         12,677,000        14,210,000         22,439,000
PROVISION FOR INCOME TAXES .............................        3,264,000          4,055,000         5,555,000          7,569,000
                                                             ------------       ------------      ------------       ------------
NET INCOME .............................................     $  4,873,000       $  8,622,000      $  8,655,000       $ 14,870,000
                                                             ============       ============      ============       ============
BASIC EARNINGS PER SHARE ...............................     $       0.17       $       0.27      $       0.31       $       0.47
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING ..............       28,455,000         31,775,000        28,301,000         31,600,000
DILUTED EARNINGS PER SHARE .............................     $       0.16       $       0.26      $       0.29       $       0.45
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING ............       30,302,000         33,553,000        30,163,000         33,370,000
PRO FORMA BASIC EARNINGS PER SHARE .....................     $       0.09       $       0.14      $       0.15       $       0.24
                                                             ============       ============      ============       ============
PRO FORMA BASIC WEIGHTED AVERAGE SHARES OUTSTANDING ....       56,910,000         63,550,000        56,602,000         63,200,000
                                                             ============       ============      ============       ============
PRO FORMA DILUTED EARNINGS PER SHARE ...................     $       0.08       $       0.13      $       0.14       $       0.22
                                                             ============       ============      ============       ============
PRO FORMA DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING ..       60,604,000         67,106,000        60,326,000         66,740,000
                                                             ============       ============      ============       ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MINIMED INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        SIX MONTHS ENDED JULY 2, 1999 AND SIX MONTHS ENDED JUNE 30, 2000

                                                                          1999                2000
                                                                      -------------       -------------
                                                                                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .....................................................      $   8,655,000       $  14,870,000
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
  Depreciation .................................................          3,210,000           5,316,000
  Directors' fees paid in common stock .........................             57,000              45,000
  Deferred income taxes ........................................           (357,000)             60,000
  Tax benefit from exercise of non-qualified stock options .....         11,993,000           9,973,000
  Changes in operating assets and liabilities:
    Accounts receivable, net ...................................         (6,922,000)         (3,115,000)
    Inventories ................................................         (2,202,000)        (10,836,000)
    Prepaid expenses and other current assets ..................         (2,063,000)             64,000
    Other assets ...............................................             48,000              39,000
    Accounts payable ...........................................           (369,000)          4,105,000
    Accrued salaries and related benefits ......................           (443,000)            (22,000)
    Accrued sales commissions ..................................         (1,487,000)         (2,123,000)
    Accrued warranties .........................................            154,000            (273,000)
    Accrued software refurbishment costs .......................                 --          (1,200,000)
    Income taxes receivable/payable ............................         (9,109,000)          1,761,000
    Other accrued expenses .....................................           (868,000)           (365,000)
                                                                      -------------       -------------
    Net cash provided by (used in) operating activities ........            297,000          18,299,000
                                                                      -------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES -
    Short-term investments .....................................          4,011,000         (15,204,000)
    Long-term investments ......................................                 --              80,000
    Purchase of technology license .............................                 --          (1,500,000)
    Purchase of land, buildings, property and equipment ........         (9,364,000)        (16,005,000)
                                                                      -------------       -------------
    Net cash used in investing activities ......................         (5,353,000)        (32,629,000)
                                                                      -------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES -
    Repayment of notes payable .................................           (278,000)                 --
    Proceeds from public offering, net of expenses .............        140,588,000                  --
    Proceeds from stock option exercises .......................          2,671,000           8,194,000
    Proceeds from issuance of common stock under employee
       stock purchase plan .....................................            825,000                  --
                                                                      -------------       -------------
      Net cash provided by (used in) financing activities ......        143,806,000           8,194,000
                                                                      -------------       -------------
    Effect of cumulative foreign currency translation
      adjustment ...............................................           (116,000)            (59,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    138,634,000          (6,195,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .................         27,303,000          92,718,000
                                                                      -------------       -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD .......................      $ 165,937,000       $  86,523,000
                                                                      =============       =============
SUPPLEMENTAL CASH FLOW INFORMATION -
  Cash paid during the period for:
  Interest .....................................................      $       2,000       $          --
  Income taxes .................................................      $   3,621,000       $          --


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITY - The Company recorded an unrealized holding gain of $681,000 and $9,356,000, net of estimated deferred income taxes on marketable securities classified as long-term investments available for sale during the six months ended July 2, 1999 and June 30, 2000, respectively.


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MINIMED INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        SIX MONTHS ENDED JULY 2, 1999 AND SIX MONTHS ENDED JUNE 30, 2000

         The fiscal years referenced herein are as follows:

            FISCAL YEAR                            YEAR ENDED
            -----------                            ----------
            1999                                   December 31, 1999
            2000                                   December 29, 2000

NOTE 1. BASIS OF PRESENTATION

        The accompanying unaudited financial statements of MiniMed Inc. ("MiniMed" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements included in the Annual Report of MiniMed Inc. filed on Form 10-K with the Securities and Exchange Commission for the year ended December 31, 1999. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2000.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Income taxes - Net income and earnings per share reflect income taxes which have been recorded at the Company's estimated effective tax rate for the year. This estimated income tax rate has been determined by giving consideration to the pretax earnings and losses applicable to foreign and domestic tax jurisdictions.

        Revenue recognition - In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," that summarizes certain of the SEC's views on applying generally accepted accounting principles to revenue recognition in the financial statements. It requires that an entity recognize revenue only when all of the following criteria are met:

-    Persuasive evidence of an arrangement exists,

-    Delivery has occurred or services have been rendered,

-    The seller's price to the buyer is fixed or determinable, and

-    Collectibility is reasonably assured.

The Company recognizes revenue in accordance with the provisions of SAB No. 101. The Company recognizes revenue from product sales when the goods are shipped to its customers. An allowance for doubtful accounts has been recorded to account for the difference between recorded revenues and anticipated collections from the

                                  MINIMED INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        SIX MONTHS ENDED JULY 2, 1999 AND SIX MONTHS ENDED JUNE 30, 2000

Company's customers. The allowance for bad debts is adjusted periodically based upon the Company's evaluation of historical collection experience, industry reimbursement trends and other relevant information.

NOTE 3. WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES
OUTSTANDING

        In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), basic earnings per share for the three and six months ended July 2, 1999 and June 30, 2000, were computed by dividing net income by weighted average common shares outstanding during the periods presented. Diluted earnings per share for the periods presented were computed by dividing net income by weighted average common and common equivalent shares outstanding, computed in accordance with the treasury stock method. The computation of basic and diluted EPS is as follows:

                                                  THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                JULY 2,         JUNE 30,          JULY 2,         JUNE 30,
                                                 1999             2000             1999             2000
                                              -----------      -----------      -----------      -----------
                                                                        (Unaudited)
BASIC EPS COMPUTATION
Numerator:
Net income applicable to common stock         $ 4,873,000      $ 8,622,000      $ 8,655,000      $14,870,000
                                              -----------      -----------      -----------      -----------
Denominator:
Weighted average common shares
  outstanding                                  28,455,000       31,775,000       28,301,000       31,600,000
                                              -----------      -----------      -----------      -----------

Basic earnings per share                      $      0.17      $      0.27      $      0.31      $      0.47
                                              ===========      ===========      ===========      ===========

DILUTED EPS COMPUTATION
Numerator:
Net income applicable to common stock         $ 4,873,000      $ 8,622,000      $ 8,655,000      $14,870,000
                                              -----------      -----------      -----------      -----------
Denominator:
Weighted average common shares
  outstanding                                  28,455,000       31,775,000       28,301,000       31,600,000
Effect of dilutive securities
     Stock options                              1,847,000        1,778,000        1,862,000        1,770,000
                                              -----------      -----------      -----------      -----------
Diluted weighted average shares
  outstanding                                  30,302,000       33,553,000       30,163,000       33,370,000
                                              -----------      -----------      -----------      -----------

Diluted earnings per share                    $      0.16      $      0.26      $      0.29      $      0.45
                                              ===========      ===========      ===========      ===========

     On July 19, 2000, the Company announced a 2-for-1 stock split, in the form of a stock dividend, to result in the issuance of one additional share of common stock for every share of common stock outstanding. The stock split was effective August 2, 2000 for holders of record at the close of business on that date and will be distributed on August 18, 2000. The pro forma computation of basic and diluted EPS to reflect the effect of the stock split is as follows:


                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                          ----------------------------    ---------------------------
                                             JULY 2,        JUNE 30,         JULY 2,       JUNE 30,
                                              1999            2000            1999           2000
                                          -----------     ------------    -----------     -----------
                                                                   (Unaudited)
BASIC EPS COMPUTATION
Numerator:
Net income applicable to common stock     $ 4,873,000     $ 8,622,000     $ 8,655,000     $14,870,000
                                          -----------     -----------     -----------     -----------
Denominator:
Weighted average common shares
  outstanding                              56,910,000      63,550,000      56,602,000      63,200,000
                                          -----------     -----------     -----------     -----------
Basic earnings per share                  $      0.09     $      0.14     $      0.15     $      0.24
                                          ===========     ===========     ===========     ===========

DILUTED EPS COMPUTATION
Numerator:
Net income applicable to common stock     $ 4,873,000     $ 8,622,000     $ 8,655,000     $14,870,000
                                          -----------     -----------     -----------     -----------
Denominator:
Weighted average common shares
  outstanding                              56,910,000      63,550,000      56,602,000      63,200,000
Effect of dilutive securities
     Stock options                          3,694,000       3,556,000       3,724,000       3,540,000
                                          -----------     -----------     -----------     -----------
Diluted weighted average shares
  outstanding                              60,604,000      67,106,000      60,326,000      66,740,000
                                          -----------     -----------     -----------     -----------
Diluted earnings per share                $      0.08     $      0.13     $      0.14     $      0.22
                                          ===========     ===========     ===========     ===========



                                  MINIMED INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        SIX MONTHS ENDED JULY 2, 1999 AND SIX MONTHS ENDED JUNE 30, 2000

NOTE 4. CONSOLIDATED BALANCE SHEET COMPONENTS

Certain balance sheet components are as follows:

                                                                DECEMBER 31,         JUNE 30,
                                                                    1999               2000
                                                                ------------       ------------
                                                                                    (Unaudited)
Inventories:
  Raw materials ..........................................      $  9,380,000       $ 12,774,000
  Work-in-progress .......................................         2,315,000          2,479,000
  Finished goods .........................................         7,643,000         14,922,000
                                                                ------------       ------------
  Total ..................................................      $ 19,338,000       $ 30,175,000
                                                                ============       ============
Property, plant and equipment:
  Land, buildings and  improvements ......................      $ 15,817,000       $ 17,251,000
  Machinery and equipment ................................        25,963,000         35,084,000
  Tooling and molds ......................................         3,355,000          5,035,000
  Computer software ......................................         7,423,000          9,902,000
  Furniture and fixtures .................................         8,062,000          9,475,000
                                                                ------------       ------------
                                                                  60,620,000         76,747,000
  Less accumulated depreciation ..........................       (15,989,000)       (21,172,000)
                                                                ------------       ------------
  Total ..................................................      $ 44,631,000       $ 55,575,000
                                                                ============       ============
Other assets:
  Technology license .....................................      $  7,094,000       $  8,568,000
  Goodwill ...............................................        10,606,000         10,349,000
  Other ..................................................           269,000            257,000
                                                                ------------       ------------
  Total ..................................................      $ 17,969,000       $ 19,174,000
                                                                ============       ============
Long-term investments:
  Investment in Trimeris common stock - at fair value ....      $  7,412,000       $ 20,898,000
  Investment in PDC common stock - at cost ...............         1,140,000          1,140,000
                                                                ------------       ------------
Total ....................................................      $  8,552,000       $ 22,038,000
                                                                ============       ============

                                  MINIMED INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        SIX MONTHS ENDED JULY 2, 1999 AND SIX MONTHS ENDED JUNE 30, 2000

NOTE 5. COMPREHENSIVE INCOME

The Company's total comprehensive income is as follows:

                                                           THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                       JULY 2,           JUNE 30,            JULY 2,           JUNE 30,
                                                        1999               2000               1999               2000
                                                    ------------       ------------       ------------       ------------
                                                                                 (Unaudited)
Net income                                          $  4,873,000       $  8,622,000       $  8,655,000       $ 14,870,000
Other comprehensive income:
   Foreign currency translation
      adjustments                                        (62,000)           (65,000)          (116,000)           (59,000)
   Unrealized holding gain on securities:
     Unrealized gain on securities                       784,000          5,874,000          1,098,000         14,174,000
     Less: reclassification adjustment for
        gain included in net income                           --           (301,000)                --           (608,000)
                                                    ------------       ------------       ------------       ------------
   Other comprehensive income,
      before income tax                                  722,000          5,508,000            982,000         13,507,000
   Income tax expense related to items of
      other comprehensive income                         298,000          1,942,000            417,000          4,818,000
                                                    ------------       ------------       ------------       ------------
   Other comprehensive income (loss)                     424,000          3,566,000            565,000          8,689,000
                                                    ------------       ------------       ------------       ------------
Total comprehensive income                          $  5,297,000       $ 12,188,000       $  9,220,000       $ 23,559,000
                                                    ============       ============       ============       ============


NOTE 6. CONTINGENCIES

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

        In May 1999, the Company also entered into a financing transaction pursuant to which it will lease certain buildings being constructed on the land described above. The lessors of the buildings have committed to fund up to a maximum of $65.0 million for the first phase of construction of the buildings. The Company is in the process of attempting to increase this debt arrangement to $80.0 million in order to expand the development of this facility. Under the terms of the financing transaction, a special purpose trust subleases the land to the Company and leases the improvements to the Company. The lease has an initial term of five years, with two one-year renewal options. Under this financing arrangement, the Company is committed to annual payments ranging from $4.5 million to $5.0 million commencing sometime during the second half of 2000. The annual payments will increase if the Company is successful in expanding the debt arrangement. These lease payments will be recorded as rent expense in future periods. When the synthetic lease terminates, the Company will be able to assume the obligations of the special purpose trust as the lessee under the ground lease if it exercises its option to purchase.

        In connection with these financing transactions, the Company pledged substantially all of its assets as collateral security, and is subject to various affirmative and negative covenants regarding the conduct of its business including restrictions on the payment of dividends and the incurrence of additional debt. These

                                  MINIMED INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        SIX MONTHS ENDED JULY 2, 1999 AND SIX MONTHS ENDED JUNE 30, 2000

arrangements could adversely affect the Company's ability to acquire additional capital resources or engage in certain strategic transactions.

        Legal Proceedings --

        On February 9, 1999, the Company was served with a complaint filed in the Civil District Court For the Parish of Orleans, State of Louisiana, by Diabetes Resources, Inc., which is also known as Insulin Infusion Specialties ("IIS"). The Company and IIS entered into an Educational Dealer Agreement in July, 1997, relating to the distribution of certain MiniMed products by IIS. The Company declined to renew that agreement, pursuant to its terms as of December 31, 1998. IIS is alleging that MiniMed is engaged in unfair competition, breached the agreement, violated applicable trade secret laws and defamed IIS. IIS did not specify the amount of damages it is seeking in its complaint. The Company believes that it has meritorious defenses to IIS's claims. The action was removed to Federal Court, and the Company has filed an answer denying the material allegations, and filed a counterclaim seeking damages for unfair trade practices. The Company has filed an amended counterclaim seeking damages based on IIS's failure to pay amounts due and owing. The Company believes that it has meritorious defenses to the claims asserted by IIS. Trial in the matter currently is schedule to commence in September, 2001. Discovery in this litigation is continuing.

        During the normal course of business, the Company may be subject to litigation involving various business matters. Management believes that an adverse outcome of any such known matters would not have a material adverse impact on the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this quarterly report. Some of the information in this quarterly report contains forward-looking statements, including statements relating to anticipated operating results, margins, growth, financial resources, capital requirements, adequacy of the Company's capital resources, trends in spending on research and development, the development of new markets, the development, regulatory approval, manufacture, distribution, and commercial acceptance of new products, future product development efforts including the development of an "artificial pancreas", our manufacture, distribution and commercialization of a new disposable pump, the exercise of an option to purchase certain technologies or paid-up licenses and new applications for our existing product lines are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements involve risks and uncertainties which may affect our business and prospects, including changes in economic and market conditions, acceptance of our products by the health care and reimbursement communities, health care legislation and regulation, new developments in diabetes therapy, administrative and regulatory approval and related considerations, competitive developments, maintenance of strategic alliances, and other factors discussed in our filings with the Securities and Exchange Commission.

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

        During 1999, we entered into two strategic relationships that will affect future product development, manufacturing, sales and marketing efforts, as well as financial performance. In February 1999, we entered into an agreement with Eli Lilly & Co., which we call Lilly giving us a worldwide license to package and sell a new formulation of Lilly's insulin lyspro for use with our programmable insulin infusion pumps. We will offer this insulin to our patients in pre-filled cartridges to be used exclusively in our external programmable insulin infusion pumps. In June 1999, we entered into agreements with a division of Elan Corporation, plc, which we call Elan, to manufacture and market exclusively under our name for insulin delivery a disposable, constant-flow infusion system developed by Elan. Our current plans are to offer this disposable infusion system to patients with Type 2 diabetes, further broadening our potential markets. We will also manufacture this infusion system for Elan and its other licensees for use with a variety of other pharmaceutical compounds. Our ability to market products related to each of these agreements is subject to regulatory approval (including separate regulatory approval of the insulin to be used in connection with the disposable infusion system), the timing and certainty of which are not predictable.

RESULTS OF OPERATIONS

        The following table sets forth, for the three and six month periods ended July 2, 1999, and June 30, 2000, the percentage relationship to net sales of some items in our consolidated statements of income and the percentage change in the dollar amount of these items on a comparative basis.

                                                                          PERCENTAGE OF NET SALES
                                                ---------------------------------------------------------------------------
                                                         THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                -----------------------------------     -----------------------------------
                                                JULY 2,      JUNE 30,    % INCREASE     JULY 2,      JUNE 30,    % INCREASE
                                                 1999          2000      (DECREASE)      1999          2000      (DECREASE)
                                                ------        ------       ------       ------        ------       ------
                                                                               (Unaudited)
Net sales                                        100.0%        100.0%        41.4%       100.0%        100.0%        44.2%
Cost of sales                                     33.2          31.9         36.1         33.5          32.2         38.6
                                                ------        ------       ------       ------        ------       ------
Gross profit                                      66.8          68.1         44.1         66.5          67.8         47.0
Operating expenses:
       Selling, general and administrative        41.1          42.1         44.8         41.7          42.5         46.8
       Research and development                   13.4          10.7         12.8         13.2          11.7         28.2
       Research and development contract          (3.1)           --           --         (3.3)           --           --
                                                ------        ------       ------       ------        ------       ------
           Total operating expenses               51.4          52.8         45.1         51.6          54.2         51.5
                                                ------        ------       ------       ------        ------       ------
Operating income                                  15.4%         15.3%        40.7%        14.9%         13.6%        31.2%
                                                ======        ======       ======       ======        ======       ======

        The following table sets forth domestic and international net sales and gross profits for our significant business activities for the three and six month periods ended July 2, 1999 and June 30, 2000.

                                            DOLLARS IN THOUSANDS                                    % OF NET SALES
                                THREE MONTHS ENDED           SIX MONTHS ENDED         THREE MONTHS ENDED       SIX MONTHS ENDED
                              -----------------------     -----------------------     ------------------      ------------------
                                JULY 2,      JUNE 30,       JULY 2,      JUNE 30,     JULY 2,    JUNE 30,     JULY 2,    JUNE 30,
                                 1999          2000          1999          2000        1999        2000        1999        2000
                              ---------     ---------     ---------     ---------     ------      ------      ------      ------
                                                                            (Unaudited)
NET SALES:
External pumps and
  related disposables:
  External pumps:
    Domestic                  $  24,075     $  35,151     $  44,063     $  65,906       49.1%       50.6%       49.0%       50.8%
    International                 2,080         2,928         4,241         6,021        4.2         4.2         4.7         4.6
                              ---------     ---------     ---------     ---------     ------      ------      ------      ------
      Subtotal                   26,155        38,079        48,304        71,927       53.3        54.8        53.7        55.4
  Disposable products:
    Domestic                     17,349        23,920        31,637        44,372       35.3        34.5        35.2        34.2
    International                 1,762         2,895         3,302         4,873        3.6         4.2         3.7         3.8
                              ---------     ---------     ---------     ---------     ------      ------      ------      ------
      Subtotal                   19,111        26,815        34,939        49,245       38.9        38.7        38.9        38.0
Total external pumps and
 related Disposable products     45,266        64,894        83,243       121,172       92.2        93.5        92.6        93.4
Implantable insulin pumps           404           250           550           550        0.8         0.4         0.6         0.4
Other diabetes supplies           2,279         2,774         3,896         5,120        4.7         4.0         4.3         4.0
Glucose monitoring systems           --           839            --         1,488         --         1.2          --         1.1
Pharmacy products                 1,134           654         2,305         1,419        2.3         0.9         2.5         1.1
                              ---------     ---------     ---------     ---------     ------      ------      ------      ------
           Total net sales    $  49,083     $  69,411     $  89,994     $ 129,749      100.0%      100.0%      100.0%      100.0%
                              =========     =========     =========     =========     ======      ======      ======      ======
GROSS PROFIT:
External pumps and
 related disposables:
 External pumps:
    Domestic                  $  19,377     $  28,261     $  35,588     $  52,474       39.5%       40.7%       39.6%       40.4%
    International                 1,393         2,012         2,721         4,098        2.8         2.9         3.0         3.2
                              ---------     ---------     ---------     ---------     ------      ------      ------      ------
      Subtotal                   20,770        30,273        38,309        56,572       42.3        43.6        42.6        43.6
 Disposable products:
    Domestic                     10,112        14,403        18,284        26,450       20.6        20.8        20.3        20.4
    International                   942         1,490         1,721         2,752        1.9         2.1         1.9         2.1
                              ---------     ---------     ---------     ---------     ------      ------      ------      ------
      Subtotal                   11,054        15,893        20,005        29,202       22.5        22.9        22.2        22.5
Total external pumps and
 related Disposable products     31,824        46,166        58,314        85,774       64.8        66.5        64.8        66.1

Implantable insulin pumps          (152)         (345)         (351)         (389)      (0.3)       (0.5)       (0.4)       (0.3)
Other diabetes supplies             858         1,040         1,248         1,834        1.7         1.5         1.4         1.4
Glucose monitoring systems           --           315            --           620         --         0.5          --         0.5
Pharmacy products                   273            80           665           164        0.6         0.1         0.7         0.1
                              ---------     ---------     ---------     ---------     ------      ------      ------      ------
     Total gross profit       $  32,803     $  47,256     $  59,876     $  88,003       66.8%       68.1%       66.5%       67.8%
                              =========     =========     =========     =========     ======      ======      ======      ======


NET SALES

        Net sales increased 41.4% during the three months ended June 30, 2000 over the three months ended July 2, 1999 to $69,411,000 from $49,083,000, and increased 44.2% to $129,749,000 in the first six months of 2000 from $89,994,000 for the first six months of 1999. This sales growth is principally the result of an increase in the sales of external pumps and related disposable products. Sales of external pumps grew 45.6% during the second quarter of 2000 with external pump domestic sales growing 46.0% and external pump international sales increasing 40.8%. For the six months ended June 30, 2000 sales of external pumps grew 48.9% with external pump domestic sales growing 49.6% and external pump international sales increasing 42.0%. The domestic increase is primarily related to an increase of 43.5% in unit volume during the six months ended June 30, 2000 over the comparable period in 1999 combined with an increase in average selling prices. The domestic price increase was a function of our continued efforts to increase the percentage of pump sales processed directly with third-party payors rather than selling pumps at larger discounts to independent dealers and market acceptance of price increases on our pumps related to technological enhancements introduced during the third quarter of 1999. However, market acceptance of this price increase has been slower than acceptance of our previous price increases.

        Commencing in the second quarter of 2000, we began selling our programmable insulin pumps to qualified Medicare beneficiaries in accordance with the approval granted by Health Care Financing Administration in 1999. We expect shipments of external pumps to patients who have Medicare as their primary source of reimbursement to adversely impact future external pump average sales prices. During the second quarter of 2000 approximately 4% of our domestic external pump shipments were billed under the Medicare program. Reimbursement to us under the Medicare program is spread over a payment period of 13 to 15 months and the patient has the right to return the pump during the payment period. This is contrasted to our traditional sales model, which allows us to recognize these revenues at the time the pumps are shipped. If the Medicare pumps shipped this quarter had been reimbursed in our more traditional models, revenues would have increased by approximately $1.2 million with a corresponding increase in gross profits and operating results.


        The increase in external pump international sales was unit volume driven, as realized international average sales prices were slightly lower during the first six months of 2000 compared to the first six months of 1999. International average sales prices of external pumps have decreased during 2000 due to increased sales in emerging foreign markets where independent dealers are utilized, compared to the prices realized in the markets where we have direct operations.

        Sales of disposable products increased 40.3% during the second quarter of 2000 over the second quarter of 1999 and 40.9% during the six months ended June 30 2000 over the comparable period in 1999. Disposable products domestic sales grew 37.9% during the second quarter of 2000 and 40.3% during the first six months of 2000. International sales of these products increased 64.3% during the second quarter of 2000 and 47.6% during the first six months of 2000. Similar to our external pumps, this increase in sales of disposable products was primarily volume driven in both the domestic and international markets combined with an increase in domestic average sales prices resulting from processing more sales directly with third-party payors, as contrasted to selling disposable products at larger discounts to independent dealers.

        Sales of implantable pumps decreased 38.1% or $154,000 during the second quarter of 2000 compared to the second quarter of 1999. Sales of these products have remained consistent during the first six months of 2000 compared to the first six months of 1999. Sales activity of this product line remains limited due to the lack of required regulatory approvals, and to date, sales of implantable pumps have been generated mainly in connection with clinical trials and compassionate use of the pumps for patients with particularly difficult cases. The implantable pump and the special insulin remain subject to regulatory review and approval in the United States, while the implantable pump has been approved for commercial sale in the European Union, which we call the EU. No assurance can be given as to when any of these approvals will be received, if at all.

        Sales of other diabetes supplies increased by 21.7% or $495,000 from the second quarter of 1999 to the second quarter of 2000, while sales of these products for the first six months of 2000 increased by 31.4% or $1,224,000 over the first six months of 1999. This increase resulted from overall market growth, the continuation of internal efforts to market these products to our external pump patient base and a shift in our business from lower paying Medicare patients to more private insurance patients. Pharmacy products sales decreased by 42.3% or $480,000 from the second quarter of 1999 to the second quarter of 2000, while sales of these products for the first six months of 2000 decreased by 38.4% or $886,000 compared to the first six months of 1999. The decrease in pharmacy sales is a further continuation of our narrowing and restructuring of the pharmacy operations to better support our future business activities. Sales of continuous glucose monitoring systems were $839,000 during the second quarter of 2000 and $1,488,000 during the first six months of 2000.


OPERATING RESULTS

        Cost of Sales and Gross Profit--Cost of sales increased 36.1% during the three months ended June 30, 2000 over the three months ended July 2, 1999 to $22,155,000 from $16,280,000, and increased 38.6% to $41,746,000 from
$30,118,000 for the six months ended June 30, 2000 as compared to the six months ended July 2, 1999. As a percentage of net sales, cost of sales in the 2000 second quarter decreased to 31.9% from

33.2% in the comparable period of 1999, while cost of sales as a percentage of net sales for the first six months of 2000 decreased to 32.2% from 33.5% for the comparable period of 1999. Our overall improvement in gross margin percentage during the second quarter of 2000 was achieved through an increase in margins realized on external pumps and related disposable products that was partially offset by lower margins realized on implantable pumps and pharmacy product lines. For the six months ended June 30, 2000, our overall improvement in gross margin percentage was due to increased margins on external pumps and other diabetes supplies. External pump gross margins improved during the 2000 second quarter as we began to realize the price increase related to technological enhancements on our latest model external pump combined with manufacturing economies of scale realized by the higher unit volume. However, as we continue to ship external pumps to patients who have Medicare as their primary source of reimbursement we expect gross margins on future external pump sales to decline.

        Gross margins realized on disposable products increased during both the three and six months periods ended June 30, 2000 compared to the similar periods during 1999 due to the increase in domestic average sales prices. Other diabetes supplies gross margins as a percentage of other diabetes supplies revenues remained consistent during the second quarter of 2000 compared to the second quarter of 1999 and improved during the first six months of 2000 compared to the first six months of 1999. The improvement in other diabetes supplies margins was due to our repositioning of this business to market these products to our existing external pump patients combined with an increase in average sales prices. Gross margins on pharmacy products continue to decrease as we restructure this business.

        Operating Expenses--Selling, general and administrative expenses increased 44.8% during the three months ended June 30, 2000 as compared to the three months ended July 2, 1999 to $29,201,000 from $20,167,000. For the six months ended June 30, 2000, selling, general and administrative expenses grew 46.8% to $55,104,000 from $37,535,000 for the six months ended July 2, 1999. As a percentage of net sales, these expenses increased to 42.1% during the second quarter of 2000 and to 42.5% during the first six months of 2000 compared to 41.1% during the second quarter of 1999 and to 41.7% for the first six months of 1999. These expenses have increased on an overall basis and as a percentage of sales primarily due to our continued spending to support our worldwide sales growth. These increases related to the continued expansion of our direct sales organization through the first quarter of 2000 with the addition of new sales representatives, continued development of our managed care marketing efforts and an expanding commitment to field education and training. We also increased international selling and marketing expenditures to expand our overall international presence, establishing a new European headquarters in Belgium, and in developing new international markets. General and administrative expenses increased to support our growth, primarily in the areas of reimbursement and information systems.

        Research and development expenses grew 12.8% during the second quarter of 2000 over the second quarter of 1999 to $7,415,000 from $6,572,000, with research and development expenses increasing 28.2% to $15,219,000 for the first six months of 2000 compared to $11,868,000 for the first six months of 1999. As a percentage of sales, research and development expenses decreased to 10.7% during the second quarter of 2000 from 13.4% during the comparable period in 1999, and decreased to 11.7% of net sales for the first six months of 2000 compared to 13.2% during the first six months of 1999. The 2000 increase in research and development costs resulted from greater resources directed toward the development of continuous glucose monitoring systems and the related pilot manufacturing operations, development efforts related to future generations of external pumps, expansion of the data communication capabilities of our products, support of efforts for the use of our core technology in the treatment of other medical conditions, and product development efforts related to our pre-filled insulin cartridge program and our disposable infusion systems. Research and development expenses will continue to rise during the remainder of 2000, as we plan to introduce several new products over the next two years, including the consumer version of our continuous glucose monitoring system, new generations of external insulin pumps and related disposable products (including pre-filled insulin cartridges), expansion of our core technology for the treatment of other medical conditions and our disposable infusion system, both for the treatment of Type 2 diabetes and under our commitment to supply this product to Elan and its licensees.

        During the 1998 first quarter, we signed a research and development contract with American Medical Instruments, Inc., a member of The Marmon Group of Companies, which we call AMI. We completed our obligation under the agreement in 1999 and received a total of $12.0 million to fund these research projects.

Subject to payment of royalties to AMI, we have the right to sell products utilizing the technology developed pursuant to the agreement on a world-wide basis, with the exception of Japan. We also have the right to purchase the technologies developed at prices ranging from an aggregate of $13.5 million to $19.0 million during certain periods commencing April 2000 and concluding April 30, 2002. During the first six months of 1999 we recorded $3.0 million from this research and development contract as a reduction of operating expenses, as costs related to completion of the contractual obligations were included in research and development expense.

        Other--During the three and six months ended June 30, 2000 and during the three and six months ended July 2, 1999, other income consisted primarily of interest income generated from our cash, cash equivalents, and short-term investment balances. These amounts increased due to additional cash from our 1999 offering of common stock which raised $140,588,000 in net proceeds to us. Our effective income tax rate during the six months ended June 30, 2000 and July 2, 1999 has been computed giving consideration to the pretax earnings and losses applicable to our foreign and domestic tax jurisdictions and various income tax credits for which we are eligible. Inflation has not significantly impacted our results of operations for the past two years.


LIQUIDITY AND CAPITAL RESOURCES

        We generated cash from operations of $18,299,000 during the six months ended June 30, 2000 compared to cash generated from operations of $297,000 during the six months ended July 2, 1999. Cash flow from operations improved during the first six months of 2000 compared to the first six months of 1999 primarily due to increased overall profitability combined with the tax benefits from the exercise of non-qualified stock options, an increase in trade accounts payable and improved cash collections during 2000. These improvements in the cash flows generated during the first six months of 2000 were partially offset by increased expenditures for inventories to increase safety stock levels in anticipation of our planned move to our new corporate headquarters and manufacturing facility in Northridge and to prepare for historically higher sales volumes experienced in the third and fourth quarters. Additionally, cash expenditures on accrued sales commissions increased during the six months ended June 30, 2000 as we paid out all of 1999 accrued bonuses and sales commissions during the first quarter of 2000.

        The increase in capital expenditures during the first six months of 2000 to $16,005,000 compared to $9,364,000 spent during the comparable period in 1999, resulted primarily from building glucose sensor manufacturing capacity for our current and future product lines, as well as research and development engineering equipment, continued enhancement of our information systems and furniture and fixtures for our new facility. We anticipate that future capital expenditures will continue to increase at an even faster rate in support of our new product activities and to build the infrastructure to accommodate continuing growth.

        In 1999, we entered into a financing transaction pursuant to which we are constructing a corporate headquarters, research and development and manufacturing facility on the campus of California State University, Northridge, the first phase of which is being financed with a $65.0 million credit transaction. We are in the process of increasing this debt arrangement to $80.0 million to further expand this facility. The transaction was structured as a synthetic lease financing for the facility development and, in a related transaction, we obtained a revolving line of credit to borrow up to $15.0 million. Under the terms of the financing, a special purpose trust subleases the land to us and leases the improvements to us. In connection with these financing transactions, we pledged substantially all of our assets as collateral security and are subject to various affirmative and negative covenants regarding the conduct of our business including restrictions on the payment of dividends and the incurrence of additional debt. These arrangements could adversely affect our ability to acquire additional capital resources or engage in certain strategic transactions. The synthetic lease has an initial term of five years, with two one-year renewal options. The underlying ground lease has a term of 40 years with renewal options for up to an additional 40 years. Under these arrangements, we are committed to annual payments ranging from $4.5 million to $5.0 million commencing during the second half of 2000. Future payments will increase in the event that the debt arrangement is increased to $80.0 million. Additionally, we are committed to average annual payments in future periods of approximately $450,000 plus periodic cost of living adjustments, per the terms of the ground lease for the Northridge property. These lease payments will be recorded as rent expense in future periods. When the synthetic lease terminates, we will be able to assume the obligations of the special purpose trust as the lessee under the ground lease if we exercise our option to purchase.

        We are involved in certain litigation, which is incidental to our business, the financial impact of which is uncertain (see Notes to Consolidated Financial Statements).

        We have also entered into an agreement by which, among other transactions, we have acquired an option to purchase the exclusive worldwide marketing rights to a long-term glucose sensor and related products being developed by MRG for $30.0 million within 90 days of MRG's first successful full human implant in a clinical trial performed in accordance with applicable regulatory requirements. In the event that we pursue this opportunity, additional capital resources may be required.

        To retain our exclusive marketing rights for the implantable pump, we are required to purchase minimum quantities of some products from MRG. Future minimum purchase commitments for implantable pump units from MRG based upon current prices are:

Through December 31, 2000 ..............          $10,800,000
2001 ...................................           11,280,000
                                                  -----------
Total ..................................          $22,080,000
                                                  ===========

        The implantable pump and related insulin have not been approved for commercial distribution in the United States. The implantable pump has been approved for commercial distribution in the EU, but sales will be limited until the special insulin used with the pump is approved. We have accrued $3,500,000 as of December 31, 1999 and June 30, 2000 related to implantable pump purchase commitment obligations in excess of expected usage.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On June 29, 2000, we entered into a Settlement Agreement with Robert Kushner, Craig Lowy and Salver & Mussman relating to litigation pending in the United States District Court for Southern District of Florida, arising out of our acquisition of Home Medical Supply Inc. and related companies. As stipulated in the Settlement Agreement, terms of the settlement will be kept confidential.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On June 22, 2000, we held our 2000 Annual Meeting of Stockholders (the "Annual Meeting"). At the Annual Meeting, our stockholders voted on proposals to
(1) elect three Class 1 Directors for three-year terms ("Proposal One"); and (2) ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending December 29, 2000 ("Proposal Two"). The nominees for Class 1 Directors were David Chernoff, M.D., Carolyne Kahle Davis, and John C. Villforth. In total, 31,747,146 shares of Common Stock were eligible to vote at the Annual Meeting, and holders of 29,702,600 shares of Common Stock were represented in person or by proxy at the Annual Meeting, constituting 93.56% of the eligible shares. Following is voting information for the matters voted upon at the Annual Meeting:

        Proposal One - The following individuals, all being Class 1 Directors of the Company prior to such election, were reelected as Class 1 Directors directors of the Company at the Annual Meeting: David Chernoff M.D.; Carolyne Kahle Davis; and John C. Villforth. Dr. Chernoff received 29,586,651 votes (99.61%) in favor of his election with 115,949 votes (0.39%) withheld. Ms. Davis received 29,637,027 votes (99.78%) in favor of her election with 65,573 votes (0.22%) withheld. Mr. Villforth received 29,635,688 votes (99.77%) in favor of his election with 66,912 votes (0.23%) withheld. None of the Company's directors received any votes against their reelection nor were any broker non-votes received.

        Proposal Two - At the Annual Meeting, Deloitte & Touche LLP was ratified as the Company's independent auditor for the fiscal year ending December 29 2000. Deloitte and Touche LLP received 29,629.552 votes (93.33%) for such ratification with 40,789 votes (0.13%) received against and 32,259 votes (0.10%) withheld. No broker non-votes were received.


ITEM 5. OTHER INFORMATION

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.               Exhibit
-----------               -----------------------------------------------------
27.1                      Financial Data Schedule


(b)  Reports on Form 8-K

     Current Report on Form 8-K filed July 19, 2000, announcing the declaration of a stock split in the form of a stock dividend and the financial results of operations for the second quarter of 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                            MiniMed Inc.


Date: August 14, 2000                       /s/  KEVIN R. SAYER
                                            ------------------------------------
                                            Kevin R. Sayer
                                            Senior Vice President, Finance &
                                            Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit No.               Description
-----------               -----------------------------------------------------
27.1                      Financial Data Schedule