Form 10-Q
period 2000-09-29
MINIMED INC
filed 2000-11-13
CIK 945801

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

                                ----------------


(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 29, 2000

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____to______


                         Commission file number 0-26268

                                  MINIMED INC.
             (Exact Name of Registrant as Specified in its Charter)


                                ----------------


             Delaware                                       95-4408171
 (State or other jurisdiction of                         (I.R.S. Employer
   Incorporated or organization)                         Identification No.)


                 18000 Devonshire Street, Northridge, CA 91325
               (Address of Principal Executive Offices) (Zip Code)
       Registrant's Telephone Number, Including Area Code: (818) 362-5958

                                ----------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


       TITLE OF EACH CLASS               OUTSTANDING AT NOVEMBER 3, 2000
       -------------------               -------------------------------
   Common Stock, $.01 par value                   64,512,610


================================================================================

                                      INDEX

                                  MINIMED INC.


                                                                                                            PAGE
                                                                                                           NUMBER
                                                                                                           ------
PART I.      FINANCIAL INFORMATION

Item 1.      Consolidated Financial Statements and Notes (Unaudited)                                           3

             Consolidated Balance Sheets -- December 31, 1999 and September 29, 2000 (Unaudited)               3

             Consolidated Statements of Income (Unaudited) -- Three months and nine months ended
             October 1, 1999 and September 29, 2000                                                            4

             Consolidated Statements of Cash Flows (Unaudited) - Nine months ended October 1, 1999
             and September 29, 2000                                                                            5

             Notes to Consolidated Financial Statements (Unaudited)                                            6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations            10

Item 3.      Quantitative and Qualitative Disclosures About Market Risk                                       16

PART II. OTHER INFORMATION                                                                                    16

Item 1.      Legal Proceedings                                                                                16

Item 2.      Changes in Securities and Use of Proceeds                                                        16

Item 3.      Defaults Upon Senior Securities                                                                  16

Item 4.      Submission of Matters to a Vote of Security Holders                                              16

Item 5.      Other Information                                                                                16

Item 6.      Exhibits and Reports on Form 8-K                                                                 17

SIGNATURE                                                                                                     18

INDEX TO EXHIBITS                                                                                             19


                          PART I. FINANCIAL INFORMATION

               ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

                                  MINIMED INC.
                           CONSOLIDATED BALANCE SHEETS
              DECEMBER 31, 1999 AND SEPTEMBER 29, 2000 (UNAUDITED)

                                     ASSETS

                                                                                      1999               2000
                                                                                   ------------       ----------
                                                                                                      (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents .................................................      $ 92,718,000      $ 89,155,000
  Short-term investments ....................................................        77,716,000        86,485,000
  Accounts receivable, net of allowance for doubtful
     accounts of $13,108,000 and $11,286,000 at December 31,
     1999 and September 29, 2000, respectively ..............................        65,938,000        75,064,000
  Inventories ...............................................................        19,338,000        36,660,000
  Deferred income taxes .....................................................         9,973,000         8,982,000
  Income taxes receivable ...................................................         5,761,000         4,010,000
  Prepaid expenses and other current assets .................................         7,602,000         8,774,000
                                                                                   ------------      ------------
              Total current assets ..........................................       279,046,000       309,130,000
LONG-TERM INVESTMENTS .......................................................         8,552,000        21,970,000
DEFERRED INCOME TAXES - LONG-TERM ...........................................              --          18,860,000
NOTE RECEIVABLE FROM AFFILIATE ..............................................         3,600,000         3,600,000
OTHER ASSETS ................................................................        17,969,000        19,029,000
LAND, BUILDINGS, PROPERTY AND EQUIPMENT - Net ...............................        44,631,000        65,175,000
                                                                                   ------------      ------------
TOTAL .......................................................................      $353,798,000      $437,764,000
                                                                                   ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of notes payable ..........................................      $  1,000,000      $  1,000,000
  Accounts payable ..........................................................         3,573,000         7,329,000
  Accrued salaries and related benefits .....................................         7,749,000         7,241,000
  Accrued sales commissions .................................................         2,964,000           908,000
  Accrued warranties ........................................................         3,859,000         3,460,000
  Accrued software refurbishment costs ......................................         1,200,000              --
  Accrued related party purchase commitment obligations .....................         3,500,000         3,500,000
  Other accrued expenses ....................................................         1,310,000           832,000
                                                                                   ------------      ------------
             Total current liabilities ......................................        25,155,000        24,270,000
                                                                                   ------------      ------------
DEFERRED INCOME TAXES - LONG-TERM ...........................................         1,545,000              --
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, par value $.01; 100,000,000 shares authorized; 62,300,594 and
    64,497,680 shares issued and outstanding as of December 31, 1999
    and  September 29, 2000, respectively ...................................           634,000           660,000
   Additional capital .......................................................       280,508,000       334,352,000
   Accumulated other comprehensive income ...................................         2,931,000        11,061,000
   Retained earnings ........................................................        43,025,000        67,421,000
                                                                                   ------------      ------------
              Total stockholders' equity ....................................       327,098,000       413,494,000
                                                                                   ------------      ------------
TOTAL .......................................................................      $353,798,000      $437,764,000
                                                                                   ============      ============

                 See Notes to Consolidated Financial Statements

                                  MINIMED INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                               THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                         ----------------------------------      --------------------------------
                                                          OCTOBER 1,          SEPTEMBER 29,      OCTOBER 1,         SEPTEMBER 29,
                                                             1999                 2000              1999                2000
                                                         -------------       --------------     -------------        -----------
                                                                                       (UNAUDITED)
NET SALES ..........................................     $  51,400,000       $  72,138,000      $ 141,394,000       $ 201,887,000
COST OF SALES ......................................        16,502,000          22,459,000         46,620,000          64,205,000
                                                         -------------       -------------      -------------       -------------
GROSS PROFIT .......................................        34,898,000          49,679,000         94,774,000         137,682,000
OPERATING EXPENSES:
  Selling, general and administrative ..............        22,809,000          30,208,000         60,344,000          85,312,000
  Research and development .........................         6,394,000           8,381,000         18,262,000          23,599,000
  Research and development contract ................        (1,500,000)               --           (4,500,000)               --
                                                         -------------       -------------      -------------       -------------
            Total operating expenses ...............        27,703,000          38,589,000         74,106,000         108,911,000
                                                         -------------       -------------      -------------       -------------
OPERATING INCOME ...................................         7,195,000          11,090,000         20,668,000          28,771,000
OTHER INCOME, including interest income ............         2,110,000           2,920,000          2,847,000           7,679,000
                                                         -------------       -------------      -------------       -------------
INCOME  BEFORE INCOME TAXES ........................         9,305,000          14,010,000         23,515,000          36,450,000
PROVISION FOR INCOME TAXES .........................         3,489,000           4,485,000          9,044,000          12,054,000
                                                         -------------       -------------      -------------       -------------
NET INCOME .........................................     $   5,816,000       $   9,525,000      $  14,471,000       $  24,396,000
                                                         =============       =============      =============       =============
BASIC EARNINGS PER SHARE ...........................     $        0.09       $        0.15      $        0.25       $        0.38
                                                         =============       =============      =============       =============
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING ..........        61,788,000          64,102,000         58,332,000          63,501,000
                                                         =============       =============      =============       =============
DILUTED EARNINGS PER SHARE .........................     $        0.09       $        0.14      $        0.23       $        0.36
                                                         =============       =============      =============       =============
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING ........        65,516,000          67,824,000         62,056,000          67,102,000
                                                         =============       =============      =============       =============

                 See Notes to Consolidated Financial Statements

                                  MINIMED INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
   NINE MONTHS ENDED OCTOBER 1, 1999 AND NINE MONTHS ENDED SEPTEMBER 29, 2000


                                                                                              1999                    2000
                                                                                          -------------           ------------
                                                                                                       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ........................................................................       $  14,471,000           $  24,396,000
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation ....................................................................           5,097,000               8,444,000
  Directors' fees paid in common stock ............................................              71,000                  61,000
  Deferred income taxes ...........................................................            (880,000)            (24,217,000)
  Tax benefit from exercise of non-qualified stock options ........................          18,943,000              38,567,000
  Changes in operating assets and liabilities:
    Accounts receivable, net ......................................................          (8,901,000)             (9,519,000)
    Inventories ...................................................................          (9,747,000)            (17,456,000)
    Prepaid expenses and other current assets .....................................          (2,867,000)             (1,204,000)
    Other assets ..................................................................              64,000                  56,000
    Accounts payable ..............................................................             711,000               3,802,000
    Accrued salaries and related benefits .........................................             596,000                (454,000)
    Accrued sales commissions .....................................................          (1,455,000)             (2,056,000)
    Accrued warranties ............................................................             633,000                (399,000)
    Accrued software refurbishment costs ..........................................                --                (1,200,000)
    Income taxes receivable/payable ...............................................         (12,130,000)              1,751,000
    Other accrued expenses ........................................................          (1,107,000)               (454,000)
                                                                                          -------------           -------------
    Net cash provided by operating activities .....................................           3,499,000              20,118,000
                                                                                          -------------           -------------

CASH FLOWS FROM INVESTING ACTIVITIES -
    Short-term investments ........................................................         (55,924,000)             (8,769,000)
    Long-term investments .........................................................                --                   101,000
    Purchase of technology license ................................................          (7,000,000)             (1,500,000)
    Purchase of land, buildings, property and equipment ...........................         (14,905,000)            (28,603,000)
                                                                                          -------------           -------------
    Net cash used in investing activities .........................................         (77,829,000)            (38,771,000)
                                                                                          -------------           -------------

CASH FLOWS FROM FINANCING ACTIVITIES -
    Repayment of notes payable ....................................................            (278,000)                   --
    Proceeds from public offering, net of expenses ................................         140,588,000                    --
    Proceeds from stock option exercises ..........................................           5,011,000              13,985,000
    Proceeds from issuance of common stock under employee
       stock purchase plan ........................................................             825,000               1,257,000
                                                                                          -------------           -------------
      Net cash provided by financing activities ...................................         146,146,000              15,242,000
                                                                                          -------------           -------------
    Effect of cumulative foreign currency translation
      Adjustment ..................................................................             (75,000)               (152,000)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..............................          71,741,000              (3,563,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ....................................          27,303,000              92,718,000
                                                                                          -------------           -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ..........................................       $  99,044,000           $  89,155,000
                                                                                          =============           =============

SUPPLEMENTAL CASH FLOW INFORMATION - Cash paid during the period for:
  Interest ........................................................................       $       2,000           $        --
  Income taxes ....................................................................       $   3,624,000           $        --


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITY - The Company recorded an unrealized holding gain of $1,143,000 and $9,529,000, net of estimated deferred income taxes on marketable securities classified as long-term investments available for sale during the nine months ended October 1, 1999 and September 29, 2000, respectively.


                 See Notes to Consolidated Financial Statements

                                  MINIMED INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
   NINE MONTHS ENDED OCTOBER 1, 1999 AND NINE MONTHS ENDED SEPTEMBER 29, 2000

     The fiscal years referenced herein are as follows:


         FISCAL YEAR                               YEAR ENDED
         -----------                               ----------
         1999                                      December 31, 1999
         2000                                      December 29, 2000


NOTE 1. BASIS OF PRESENTATION

     The accompanying unaudited financial statements of MiniMed Inc. ("MiniMed" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements included in the Annual Report of MiniMed Inc. filed on Form 10-K with the Securities and Exchange Commission for the year ended December 31, 1999. The results of operations for the nine months ended September 29, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2000.

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

     Revenue recognition - In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," that summarizes certain of the SEC's views on applying generally accepted accounting principles to revenue recognition in the financial statements. It requires that an entity recognize revenue only when all of the following criteria are met:

o    Persuasive evidence of an arrangement exists,

o    Delivery has occurred or services have been rendered,

o    The seller's price to the buyer is fixed or determinable, and

o    Collectibility is reasonably assured.

     The Company recognizes revenue in accordance with the provisions of SAB No.
101. For most sales transactions, revenues are recognized when products are shipped. In other instances, where customers maintain the right to return the product, revenues are recognized as non-refundable payments are received and the revenue recognition process is complete when the customer no longer has the right to return the products. An allowance for doubtful accounts has been recorded to account for the difference between recorded revenues and anticipated collections from the Company's customers. The allowance for bad debts is adjusted periodically based upon the Company's evaluation of historical collection experience, industry reimbursement trends and other relevant information.

     Stock split - On July 19, 2000, the Company announced a 2-for-1 stock split, in the form of a stock dividend, to result in the issuance of one additional share of common stock for every share of common stock outstanding. The stock split was effective August 2, 2000 for holders of record at the close of business on that date and was distributed on August 18, 2000. In accordance with Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share," the Company has recorded the effects of this stock split on share and per share amounts at September 29, 2000 and all prior periods have been restated.

                                  MINIMED INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
   NINE MONTHS ENDED OCTOBER 1, 1999 AND NINE MONTHS ENDED SEPTEMBER 29, 2000


NOTE 3. WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES
        OUTSTANDING

     In accordance with SFAS No. 128, "Earnings Per Share," basic earnings per share for the three and nine month periods ended October 1, 1999 and September 29, 2000, were computed by dividing net income by weighted average common shares outstanding during the periods presented. Diluted earnings per share for the periods presented were computed by dividing net income by weighted average common and common equivalent shares outstanding, computed in accordance with the treasury stock method. The computation of basic and diluted EPS is as follows:


                                                            THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                        OCTOBER 1,        SEPTEMBER 29,        OCTOBER 1,        SEPTEMBER 29,
                                                          1999                2000                1999               2000
                                                      ------------        ------------        ------------        -----------
                                                                                    (UNAUDITED)
BASIC EPS COMPUTATION
Numerator:
Net income applicable to common stock                  $ 5,816,000         $ 9,525,000         $14,471,000         $24,396,000
                                                       -----------         -----------         -----------         -----------

Denominator:
Weighted average common shares
  outstanding                                           61,788,000          64,102,000          58,332,000          63,501,000
                                                       -----------         -----------         -----------         -----------

Basic earnings per share                               $      0.09         $      0.15         $      0.25         $      0.38
                                                       ===========         ===========         ===========         ===========

DILUTED EPS COMPUTATION
Numerator:
Net income applicable to common stock                  $ 5,816,000         $ 9,525,000         $14,471,000         $24,396,000
                                                       -----------         -----------         -----------         -----------
Denominator:
Weighted average common shares
  outstanding                                           61,788,000          64,102,000          58,332,000          63,501,000
Effect of dilutive securities
     Stock options                                       3,728,000           3,722,000           3,724,000           3,601,000
                                                       -----------         -----------         -----------         -----------
Diluted weighted average shares
  outstanding                                           65,516,000          67,824,000          62,056,000          67,102,000
                                                       -----------         -----------         -----------         -----------

Diluted earnings per share                             $      0.09         $      0.14         $      0.23         $      0.36
                                                       ===========         ===========         ===========         ===========


                                  MINIMED INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
   NINE MONTHS ENDED OCTOBER 1, 1999 AND NINE MONTHS ENDED SEPTEMBER 29, 2000


NOTE 4. CONSOLIDATED BALANCE SHEET COMPONENTS

Certain balance sheet components are as follows:


                                                                                     DECEMBER 31,               SEPTEMBER 29,
                                                                                         1999                       2000
                                                                                    ---------------              ------------
                                                                                                                 (UNAUDITED)
Inventories:
  Raw materials ..............................................................        $  9,380,000               $ 16,012,000
  Work-in-progress ...........................................................           2,315,000                  2,028,000
  Finished goods .............................................................           7,643,000                 18,620,000
                                                                                      ------------               ------------
  Total ......................................................................        $ 19,338,000               $ 36,660,000
                                                                                      ============               ============

Property, plant and equipment:
  Land, buildings and  improvements ..........................................        $ 15,817,000               $ 17,926,000
  Machinery and equipment ....................................................          25,963,000                 39,734,000
  Tooling and molds ..........................................................           3,355,000                  6,115,000
  Computer software ..........................................................           7,423,000                 11,231,000
  Furniture and fixtures .....................................................           8,062,000                 14,323,000
                                                                                      ------------               ------------
                                                                                        60,620,000                 89,329,000
  Less accumulated depreciation ..............................................         (15,989,000)               (24,154,000)
                                                                                      ------------               ------------
  Total ......................................................................        $ 44,631,000               $ 65,175,000
                                                                                      ============               ============

Other assets:
  Technology license .........................................................        $  7,094,000               $  8,556,000
  Goodwill ...................................................................          10,606,000                 10,220,000
  Other ......................................................................             269,000                    253,000
                                                                                      ------------               ------------
  Total ......................................................................        $ 17,969,000               $ 19,029,000
                                                                                      ============               ============

Long-term investments:
  Investment in Trimeris common stock - at fair value ........................        $  7,412,000               $ 20,830,000
  Investment in PDC common stock - at cost ...................................           1,140,000                  1,140,000
                                                                                      ------------               ------------
Total ........................................................................        $  8,552,000               $ 21,970,000
                                                                                      ============               ============

NOTE 5. COMPREHENSIVE INCOME

The Company's total comprehensive income is as follows:


                                                            THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                       OCTOBER 1,        SEPTEMBER 29,        OCTOBER 1,       SEPTEMBER 29,
                                                          1999               2000                1999               2000
                                                     -------------      -------------       -------------       ------------
                                                                                   (UNAUDITED)
Net income                                           $  5,816,000       $  9,525,000        $ 14,471,000        $ 24,396,000
Other comprehensive income:
   Foreign currency translation
      adjustments                                          42,000           (528,000)            (74,000)           (587,000)
   Unrealized holding gain on securities:
     Unrealized gain on securities                        745,000            158,000           1,843,000          14,332,000
     Less: reclassification adjustment for
        gain included in net income                          --             (204,000)               --              (812,000)
                                                     ------------       ------------        ------------        ------------

   Other comprehensive income (loss),
      before income tax                                   787,000           (574,000)          1,769,000          12,933,000
   Income tax expense related to items of
      other comprehensive income                          283,000            (15,000)            700,000           4,803,000
                                                     ------------       ------------        ------------        ------------
   Other comprehensive income (loss)                      504,000           (559,000)          1,069,000           8,130,000
                                                     ------------       ------------        ------------        ------------
Total comprehensive income                           $  6,320,000       $  8,966,000        $ 15,540,000        $ 32,526,000
                                                     ============       ============        ============        ============


                                  MINIMED INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
   NINE MONTHS ENDED OCTOBER 1, 1999 AND NINE MONTHS ENDED SEPTEMBER 29, 2000


NOTE 6. COMMITMENTS AND CONTINGENCIES

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

     In May 1999, the Company also entered into a financing transaction pursuant to which it will lease certain buildings constructed on the land described above. The lessors of the buildings originally committed to fund up to a maximum of $65.0 million for the first phase of construction of the buildings. During November 2000, the Company successfully negotiated an increase of this debt arrangement to $80.0 million in order to expand the development of this facility. Under the terms of the financing transaction, a special purpose trust subleases the land, buildings and improvements to the Company. The lease has an initial term of five years, with two one-year renewal options. Under the revised financing arrangement, the Company is committed to annual rent payments under this operating lease ranging from $5.5 million to $6.2 million commencing no later than April 1, 2001. The Company began relocating portions of its operations to the Northridge site late in the third quarter of 2000. Construction on the unfinished buildings at Northridge will continue during the fourth quarter of 2000 and portions of 2001.

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

     In September 2000, the Company entered into an agreement to lease certain computer software and hardware in conjunction with its implementation of a new enterprise resource planning ("ERP") system. The lessors have agreed to fund up to $16.0 million for this lease. Upon full funding of this lease, the Company will be committed to annual payments not to exceed $4.0 million, depending upon the amounts drawn under this operating lease. Full funding of this lease is not expected until late 2001 with an initial estimated payment of approximately $900,000 under this lease scheduled for the fourth quarter of 2000.

     Legal Proceedings -- On February 9, 1999, the Company was served with a complaint filed in the Civil District Court For the Parish of Orleans, State of Louisiana, by Diabetes Resources, Inc., which is also known as Insulin Infusion Specialties ("IIS"). The Company and IIS entered into an Educational Dealer Agreement in July, 1997, relating to the distribution of certain MiniMed products by IIS. The Company declined to renew that agreement, pursuant to its terms as of December 31, 1998. IIS is alleging that MiniMed is engaged in unfair competition, breached the agreement, violated applicable trade secret laws and defamed IIS. IIS did not specify the amount of damages it is seeking in its complaint. The Company believes that it has meritorious defenses to IIS's claims. The action was removed to Federal Court, and the Company has filed an answer denying the material allegations, and filed a counterclaim seeking damages for unfair trade practices. The Company has filed an amended counterclaim seeking damages based on IIS's failure to pay amounts due and owing. The Company believes that it has meritorious defenses to the claims asserted by IIS. Trial in the matter is scheduled for September 2001. Discovery in this litigation is continuing.

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

     Product development and manufacturing operations have focused on four product lines: external pumps and related disposables, implantable insulin pumps and continuous glucose monitoring systems. Future development of the external pump and disposable product lines will focus upon improving the existing technology for its current use in diabetes treatment and the utilization of this technology for the treatment of other medical conditions. On September 1, 1998, we sold assets and transferred technology related to our implantable pump program to Medical Research Group, Inc., which we call MRG. MRG was founded by Alfred E. Mann, founder, Chairman, CEO and our largest stockholder. Mr. Mann continues to hold a substantial equity interest in MRG. We have retained exclusive marketing rights to the implantable pump product line for specific medical conditions, including diabetes. Under the arrangements, MiniMed is obligated to purchase minimum numbers of implantable pump units for the initial periods under the contract. Over the next two years, MiniMed is obligated under the contracts to make minimum purchases in the amount of approximately $20.8 million. Maintaining exclusive distribution rights in future periods will require the Company to make minimum purchases subsequent to 2001. We are currently in negotiations with MRG in an effort to revise the terms of our existing agreements with MRG, which may include a delay or elimination of the minimum purchase commitments for implantable pumps, among other potential terms. No assurance can be given that any new arrangement will in fact be entered into or, if entered into, that the terms will be as described or be favorable to us. Sales of continuous glucose monitoring systems commenced in 1999, as we launched a physician version of this product line after receiving regulatory approval in June, 1999. Our continuous glucose monitoring system has been characterized as a first of its kind technology, and full commercialization will be subject to successful implementation of manufacturing, sales, marketing and reimbursement plans. Our long-term goal is to link data obtained from our continuous glucose monitoring systems to our insulin delivery systems and develop an "artificial pancreas," capable of controlling glucose levels in patients without significant patient intervention.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the three and nine month periods ended October 1, 1999, and September 29, 2000, the percentage relationship to net sales of certain items in our consolidated statements of income and the percentage change in the dollar amount of these items on a comparative basis.



                                                                          PERCENTAGE OF NET SALES
                                              ---------------------------------------------------------------------------
                                                     THREE MONTHS ENDED                             NINE MONTHS ENDED
                                              -------------------------------------  ------------------------------------
                                                OCT. 1,     SEPT. 29,   % INCREASE    OCT. 1,      SEPT. 29,  % INCREASE
                                                 1999          2000      (DECREASE)    1999          2000      (DECREASE)
                                              ---------     ----------  -----------  ---------     --------    ----------
                                                                                (UNAUDITED)
Net sales                                       100.0%        100.0%        40.3%      100.0%        100.0%        42.8%
Cost of sales                                    32.1          31.1         36.1        32.9          31.8         37.7
                                                -----         -----        -----       -----         -----        -----
Gross profit                                     67.9          68.9         42.4        67.1          68.2         45.3
Operating expenses:
   Selling, general and administrative           44.4          41.9         32.4        42.7          42.3         41.4
   Research and development                      12.4          11.6         31.1        12.9          11.7         29.2
   Research and development contract             (2.9)         --           --          (3.2)         --           --
                                                -----         -----        -----       -----         -----        -----
           Total operating expenses              53.9          53.5         39.3        52.4          54.0         47.0
                                                -----         -----        -----       -----         -----        -----
Operating income                                 14.0%         15.4%        54.1%       14.7%         14.2%        39.2%
                                                =====         =====        =====       =====         =====        =====


     The following table sets forth domestic and international net sales and gross profits for our significant business activities for the three and nine month periods ended October 1, 1999 and September 29, 2000.

                                                   DOLLARS IN THOUSANDS                            % OF NET SALES
                                       THREE MONTHS ENDED        NINE MONTHS ENDED     THREE MONTHS ENDED    NINE MONTHS ENDED
                                    ------------------------  -----------------------  -------------------  -------------------
                                      OCT. 1,      SEPT. 29,    OCT. 1,     SEPT. 29,   OCT. 1,   SEPT. 29,  OCT. 1,  SEPT. 29,
                                       1999          2000        1999         2000       1999       2000      1999      2000
                                    ---------     ---------   ---------    ----------  ---------  --------  --------  --------
                                                                                (UNAUDITED)
NET SALES:
External pumps and
  related disposables:
  External pumps:
    Domestic                         $  25,892    $  34,851    $  70,311    $ 101,561     50.4%     48.3%     49.7%     50.3%
    International                        2,026        2,329        6,088        7,546      3.9       3.2       4.3       3.7
                                     ---------    ---------    ---------    ---------    -----     -----     -----     -----
      Subtotal                          27,918       37,180       76,399      109,107     54.3      51.5      54.0      54.0
  Disposable products:
    Domestic                            18,335       28,052       50,173       72,796     35.7      38.9      35.5      36.1
    International                        1,295        2,564        4,218        7,065      2.5       3.6       3.0       3.5
                                     ---------    ---------    ---------    ---------    -----     -----     -----     -----
      Subtotal                          19,630       30,616       54,391       79,861     38.2      42.5      38.5      39.6
Total external pumps and
 related disposable
 products                               47,548       67,796      130,790      188,968     92.5      94.0      92.5      93.6
Implantable insulin pumps                  393          176          945          726      0.8       0.2       0.7       0.4
Other diabetes supplies                  2,510        2,726        6,405        7,846      4.9       3.8       4.5       3.9
Glucose monitoring systems                --            817         --          2,306     --         1.1      --         1.1
Pharmacy products                          949          623        3,254        2,041      1.8       0.9       2.3       1.0
                                     ---------    ---------    ---------    ---------    -----     -----     -----     -----
      Total net sales                $  51,400    $  72,138    $ 141,394    $ 201,887    100.0%    100.0%    100.0%    100.0%
                                     =========    =========    =========    =========    =====     =====     =====     =====
GROSS PROFIT:
External pumps and
 related disposables:
 External pumps:
    Domestic                         $  21,387    $  28,024    $  57,228    $  81,113     41.6%     38.8%     40.5%     40.2%
    International                        1,468        1,069        4,033        4,552      2.9       1.5       2.9       2.3
                                     ---------    ---------    ---------    ---------    -----     -----     -----     -----
      Subtotal                          22,855       29,093       61,261       85,665     44.5      40.3      43.4      42.5
 Disposable products:
    Domestic                            10,590       17,871       28,993       44,480     20.6      24.8      20.5      22.0
    International                          532        1,497        2,049        4,090      1.0       2.1       1.4       2.0
                                     ---------    ---------    ---------    ---------    -----     -----     -----     -----
      Subtotal                          11,122       19,368       31,042       48,570     21.6      26.9      21.9      24.0
Total external pumps and
  related disposable
  products                              33,977       48,461       92,303      134,235     66.1      67.2      65.3      66.5
Implantable insulin pumps                 (357)        (351)        (718)        (740)    (0.7)     (0.5)     (0.5)     (0.4)
Other diabetes supplies                  1,267        1,042        2,514        2,876      2.5       1.5       1.8       1.4
Glucose monitoring systems                --            353         --            973     --         0.5      --         0.5
Pharmacy products                           11          174          675          338     --         0.2       0.5       0.2
                                     ---------    ---------    ---------    ---------    -----     -----     -----     -----
     Total gross profit              $  34,898    $  49,679    $  94,774    $ 137,682     67.9%     68.9%     67.1%     68.2%
                                     =========    =========    =========    =========    =====     =====     =====     =====

NET SALES

     Net sales increased 40.3% during the three months ended September 29, 2000 over the three months ended October 1, 1999 to $72,138,000 from $51,400,000, and increased 42.8% to $201,887,000 in the first nine months of 2000 from $141,394,000 for the first nine months of 1999. This sales growth is principally the result of an increase in the sales of external pumps and related disposable products. Sales of external pumps grew 33.2% during the third quarter of 2000 with external pump domestic sales growing 34.6% and external pump international sales increasing 15.0%. For the nine months ended September 29, 2000 sales of external pumps grew 42.8% with external pump domestic sales growing 44.4% and external pump international sales increasing 23.9%. The domestic increase is primarily related to an increase of 42.6% in unit volume during the nine months ended September 29, 2000 over the comparable period in 1999 combined with a slight increase in average selling prices on external pump sales processed through our traditional sales models. The domestic price increase was a function of our continued efforts to increase the percentage of pump sales processed directly with third-party payors rather than selling pumps at larger discounts to independent dealers and market acceptance of price increases on our pumps related to technological enhancements introduced during the third quarter of 1999. However, market acceptance of this price increase has been slower than acceptance of our previous price increases.

     Commencing in the second quarter of 2000, we began selling our programmable insulin pumps to qualified Medicare beneficiaries in accordance with the approval granted by Health Care Financing Administration in 1999. We expect shipments of external pumps to patients who have Medicare as their primary source of reimbursement to adversely impact future external pump average sales prices, as revenue for the Medicare patients is recognized over a payment period ranging from 13 to 15 months. The patient also has the right to return the pump at any time during the first 10 months of the payment period. This is contrasted to our traditional sales model, where MiniMed recognizes income at the point of shipment to the patient and when the patient does not have an inherent right of return. During the first nine months of 2000 approximately 3.3% of our domestic external pump shipments were billed under the Medicare program. If the Medicare pumps shipped during the first nine months of 2000 had been reimbursed in our more traditional models, revenues would have increased by approximately $2.6 million with a corresponding increase in gross profits and operating results. The financial impact to our operating results of the Medicare reimbursement program is more pronounced as we start up Medicare sales activity. Over time, assuming Medicare sales volumes remain relatively consistent, the impact of the Medicare reimbursement program upon our short-term operations should diminish.

     The increase in external pump international sales was unit volume driven, as realized international average sales prices were slightly lower during the first nine months of 2000 compared to the first nine months of 1999. International average sales prices of external pumps have decreased during 2000 due to increased sales in emerging foreign markets where independent dealers are utilized, compared to the prices realized in the markets where we have direct operations.

     Sales of disposable products increased 56.0% during the third quarter of 2000 over the third quarter of 1999 and 46.8% during the nine months ended September 29, 2000 over the comparable period in 1999. Disposable products domestic sales grew 53.0% during the third quarter of 2000 and 45.1% during the first nine months of 2000. International sales of these products increased 98.0% during the third quarter of 2000 and 67.5% during the first nine months of 2000. Similar to our external pumps, this increase in sales of disposable products was primarily volume driven in both the domestic and international markets combined with an increase in domestic average sales prices resulting from processing more sales directly with third-party payors, as contrasted to selling disposable products at larger discounts to independent dealers. We also experienced an increase in international average selling prices on disposable products due to a shift in our sales product mix to relatively higher priced infusion sets.

     Sales of implantable pumps decreased 55.2% or $217,000 during the third quarter of 2000 compared to the third quarter of 1999. Sales of these products decreased by 23.2% or $219,000 during the first nine months of 2000 compared to the first nine months of 1999. Sales activity of this product line remains limited due to the lack of required regulatory approvals, and to date, sales of implantable pumps have been generated mainly in connection with clinical trials and compassionate use of the pumps for patients with particularly difficult cases. The implantable pump and the special insulin remain subject to regulatory review and approval in the United States, while the implantable pump has been approved for commercial sale in the European Union, which we call the EU. No assurance can be given as to when any of these approvals will be received, if at all.

     Sales of other diabetes supplies increased by 8.6% or $216,000 from the third quarter of 1999 to the third quarter of 2000, while sales of these products for the first nine months of 2000 increased by 22.5% or $1,441,000 over the first nine months of 1999. This increase resulted from overall market growth, the continuation of internal efforts to market these products to our external pump patient base and a shift in our business from lower paying Medicare patients to more private insurance patients. Pharmacy products sales decreased by 34.4% or $326,000 from the third quarter of 1999 to the third quarter of 2000, while sales of these products for the first nine months of 2000 decreased by 37.3% or $1,213,000 compared to the first nine months of 1999. The decrease in pharmacy sales is a further continuation of our narrowing and restructuring of the pharmacy operations to better support our future business activities. Sales of continuous glucose monitoring systems were $817,000 during the third quarter of 2000 and $2,306,000 during the first nine months of 2000.

OPERATING RESULTS

     Cost of Sales and Gross Profits--Cost of sales increased 36.1% during the three months ended September 29, 2000 over the three months ended October 1, 1999 to $22,459,000 from $16,502,000, and increased 37.7% to $64,205,000 from
$46,620,000 for the nine months ended September 29, 2000 as compared to the nine months ended October 1, 1999. As a percentage of net sales, cost of sales in the 2000 third quarter decreased to 31.1% from 32.1% in the comparable period of 1999, while cost of sales as a percentage of net sales for the first nine months of 2000 decreased to 31.8% from 32.9% for the comparable period of 1999. Our overall improvement in gross margin percentage during the third quarter of 2000 was achieved through an increase in margins realized on disposable products that was partially offset by lower margins realized on external pumps, implantable pumps and other diabetes supplies product lines. For the nine months ended September 29, 2000, our overall improvement in gross margin percentage was due to increased margins on disposable products that was partially offset by lower margins realized on external pumps, implantable pumps, other diabetes supplies and pharmacy products product lines. Gross margins realized on disposable products increased during 2000 due to the higher average selling prices that we attained on these products in both the domestic and international markets combined with lower product costs achieved through volume discounts from several contract manufacturers. External pump gross margins decreased during the 2000 third quarter due to the impact of the Medicare reimbursement program described above.

     Other diabetes supplies gross margins as a percentage of other diabetes supplies revenues decreased during both the three months and nine months ended September 29, 2000 compared to the three months and nine months ended October 1, 1999. This decline in other diabetes supplies margins was due to significant one-time volume rebates offered by several vendors during the third quarter of 1999 that resulted in unusually high gross margins on these products during that period. During 2000, we continued to receive on-going volume rebates at levels that are in line with industry averages from several vendors of these products. Gross margins on pharmacy products continue to decrease as we restructure this business.

     Operating Expenses--Selling, general and administrative expenses increased 32.4% during the three months ended September 29, 2000 as compared to the three months ended October 1, 1999 to $30,208,000 from $22,809,000. For the nine months ended September 29, 2000, selling, general and administrative expenses grew 41.4% to $85,312,000 from $60,344,000 for the nine months ended October 1, 1999. As a percentage of net sales, these expenses decreased to 41.9% during the third quarter of 2000 and to 42.3% during the first nine months of 2000 compared to 44.4% during the third quarter of 1999 and to 42.7% for the first nine months of 1999. These expenses have increased on an overall basis primarily due to our continued spending to support our worldwide sales growth. These increases related to the continued expansion of our direct sales organization through the first quarter of 2000 with the addition of new sales representatives, continued development of our managed care marketing efforts and an expanding commitment to field education and training. We also increased international selling and marketing expenditures to expand our overall international presence, establishing a new European headquarters in Belgium, and in developing new international markets. General and administrative expenses increased to support our growth, primarily in the areas of reimbursement and information systems.

     Research and development expenses grew 31.1% during the third quarter of 2000 over the third quarter of 1999 to $8,381,000 from $6,394,000, with research and development expenses increasing 29.2% to $23,599,000 for the first nine months of 2000 compared to $18,262,000 for the first nine months of 1999. As a percentage of sales, research and development expenses decreased to 11.6% during the third quarter of 2000 from 12.4% during the comparable period in 1999, and decreased to 11.7% of net sales for the first nine months of 2000 compared to 12.9% during the first nine months of 1999. The 2000 increase in research and development costs resulted from greater resources directed toward the development of continuous glucose monitoring systems and the related pilot manufacturing operations, development efforts related to future generations of external pumps, expansion of the data communication capabilities of our products, support of efforts for the use of our core technology in the treatment of other medical conditions, and product development efforts related to our pre-filled insulin cartridge program and our disposable infusion systems. Research and development expenses will continue to rise during the remainder of 2000, as we plan to introduce several new products over the next two years, including the consumer version of our continuous glucose monitoring system, new generations of external insulin pumps and related disposable products (including pre-filled insulin cartridges), expansion of our core technology for the treatment of other medical conditions and our disposable infusion system, both for the treatment of Type 2 diabetes and under our commitment to supply this product to Elan and its licensees.

     During the 1998 first quarter, we signed a research and development contract with American Medical Instruments, Inc., a member of The Marmon Group of Companies, which we call AMI. We completed our obligation under the agreement in 1999 and received a total of $12.0 million to fund these research projects. Subject to payment of royalties to AMI, we have the right to sell products utilizing the technology developed pursuant to the agreement on a world-wide basis, with the exception of Japan. We also have the right to purchase the technologies developed at prices ranging from an aggregate of $13.5 million to approximately $18.0 million for the period through April 30, 2002. We anticipate that we will pay approximately $9.0 million to the Marmon group to reacquire part of the technologies during the fourth quarter of 2000, and that this technology will be recorded as an intangible asset on our balance sheet. During the first nine months of 1999 we recorded $4.5 million from this research and development contract as a reduction of operating expenses, as costs related to completion of the contractual obligations were included in research and development expense.

     Other--During the three and nine months ended September 29, 2000 and during the three and nine months ended October 1, 1999, other income consisted primarily of interest income generated from our cash, cash equivalents, and short-term investment balances. These amounts increased due to additional cash from our 1999 offering of common stock which raised $140,588,000 in net proceeds to us. Our effective income tax rate during the nine months ended September 29, 2000 and October 1, 1999 has been computed giving consideration to the pretax earnings and losses applicable to our foreign and domestic tax jurisdictions and various income tax credits for which we are eligible. Inflation has not significantly impacted our results of operations for the past two years.

LIQUIDITY AND CAPITAL RESOURCES

     We generated cash from operations of $20,118,000 during the nine months ended September 29, 2000 compared to cash generated from operations of $3,499,000 during the nine months ended October 1, 1999. Cash flow from operations improved during the first nine months of 2000 compared to the first nine months of 1999 primarily due to increased overall profitability combined with the tax benefits from the exercise of non-qualified stock options and an increase in trade accounts payable. These improvements in the cash flows generated during the first nine months of 2000 were partially offset by increased expenditures for inventories to increase safety stock levels in anticipation of our move to our new corporate headquarters and manufacturing facility in Northridge and to prepare for historically higher sales volumes experienced in the fourth quarter. Additionally, cash expenditures on accrued sales commissions increased during the nine months ended September 29, 2000 as we paid out all of 1999 accrued bonuses and sales commissions during the first quarter of 2000.

     The increase in capital expenditures during the first nine months of 2000 to $28,603,000 compared to $14,905,000 spent during the comparable period in 1999, resulted primarily from building glucose sensor manufacturing capacity for our current and future product lines, as well as research and development engineering equipment, continued enhancement of our information systems and furniture and fixtures for our new facility. We anticipate that future capital expenditures will continue to increase at an even faster rate in support of our new product activities and to build the infrastructure to accommodate continuing growth.

     In 1999, we entered into a financing transaction pursuant to which we are constructing a corporate headquarters, research and development and manufacturing facility on the campus of California State University, Northridge, the first phase of which was being financed with a $65.0 million credit transaction. During October 2000, we negotiated with the lessors to increase this financing arrangement to $80.0 million to further expand this facility. The transaction was structured as a synthetic lease financing for the facility development and, in a related transaction, we obtained a revolving line of credit to borrow up to $15.0 million. Under the terms of the financing, a special purpose trust subleases the land to us and leases the improvements to us. In connection with these financing transactions, we pledged substantially all of our assets as collateral security and are subject to various affirmative and negative covenants regarding the conduct of our business including restrictions on the payment of dividends and the incurrence of additional debt. These arrangements could adversely affect our ability to acquire additional capital resources or engage in certain strategic transactions. The synthetic lease has an initial term of five years, with two one-year renewal options. The underlying ground lease has a term of 40 years with renewal options for up to an additional 40 years. Under these arrangements, we are committed to annual payments ranging from $5.5 million to $6.2 million commencing no later than April 1, 2001. Additionally, we are committed to average annual payments in future periods of approximately $450,000 plus periodic cost of living adjustments, per the terms of the ground lease for the Northridge property. When the synthetic lease terminates, we will be able to assume the obligations of the special purpose trust as the lessee under the ground lease if we exercise our option to purchase.

     In September 2000, the Company entered into an agreement to lease certain computer software and hardware in conjunction with its implementation of a new enterprise resource planning ("ERP") system. The lessors have agreed to fund up to $16.0 million under this operating lease. Upon full funding of this lease, the Company will be committed to annual payments not to exceed $4.0 million, depending upon the amounts drawn under this operating lease. Full funding of this lease is not expected until late 2001 with an initial estimated payment of $900,000 under this lease scheduled for the fourth quarter of 2000.

     As part of our transactions with MRG, as described above, we have entered into an agreement acquiring an option to purchase the exclusive worldwide marketing rights to a long-term glucose sensor and related products being developed by MRG for $30.0 million. The option must be exercised within 90 days after a fully implanted version of the sensor is first successfully implanted by MRG in human patients in a clinical trial performed in accordance with applicable regulatory requirements. The first such implant occurred in October 2000 and if the data obtained from this patient meets the criteria specified in our contract, it is our intention to exercise this option in the first quarter of fiscal 2001. If we exercise such option, we will then be responsible for funding 50% of the expenses relating to the clinical trials for this device until worldwide regulatory approval is obtained.

     Additionally, we have entered into a distribution and license agreement with MRG providing us with the exclusive rights to market and distribute the implantable pump for specified applications (including the delivery of compounds to treat diabetes). We are required to purchase minimum quantities of implantable pump products from MRG through 2001. Future minimum mandatory purchases for implantable pump units from MRG based upon current prices are:



          Through approximately December 31, 2000...    $   9,568,000
          2001......................................       11,280,000
                                                        -------------
          Total.....................................    $  20,848,000
                                                        =============


     After 2001, we are required to purchase minimum quantities of implantable pump products to retain exclusive marketing rights for this product. The implantable pump and related insulin have not been approved for commercial distribution in the United States. The implantable pump has been approved for commercial distribution in the EU, but sales have been and will continue to be limited until the special insulin used with the pump is approved. As a result of the delay in these regulatory approvals and other factors, the minimum purchase commitments substantially exceed the amount of sales that will be generated on this product line in 2000 or 2001. We have accrued $3,500,000 as of December 31, 1999 and September 29, 2000 related to implantable pump purchase commitment obligations in excess of expected usage. Depending on the outcome of current negotiations with MRG (See Item 5. Other Information), we may record charges ranging up to $20.0 million in future periods, net of current reserves, for this contractual provision in the event that sales for this product do not exceed the mandatory purchase commitment.

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

     Management believes that our current level of cash and cash equivalents and short-term investments will be sufficient to meet our needs for working capital and capital expenditures for the next 24 to 36 months. The requirements for additional capital and working capital, however, are subject to change and will depend upon numerous factors, including:

o the level of capital expenditures, especially relating to the new corporate headquarters and the development of our new insulin cartridge and disposable pump businesses;

o    research and development activities and results;

o    competitive and technological developments;

o    health care reimbursement trends; and

o the availability for our acquisition of complementary additional distribution channels, products, and technologies.

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

     Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

ITEM 5. OTHER INFORMATION

     We are currently in negotiations with MRG in an effort to revise the terms of our existing agreements. The definitive terms of any new arrangement are uncertain at this time, but the negotiations to date have included discussions of a transaction which may include a delay or elimination of the minimum purchase commitments on implantable pumps, an equity investment by us in MRG to provide funding for their operations and further product development efforts and an extension or delay of our option period on the marketing rights for the MRG long-term glucose sensor. In the event that we do not reach an agreement with MRG for a modification of the minimum purchase commitments for implantable pumps, we may need to record charges of up to $20.0 million, net of current reserves, for these contractual provisions in the event that sales for this product do not exceed the mandatory purchase commitment.

     Although we are in discussions with MRG regarding potential modifications to our existing contractual arrangements, no assurance can be given that any new arrangement will in fact be entered into or, if entered into, that the terms will be as described or be favorable to us.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

 Exhibit No.      Exhibit
 -----------      -------

   3(ii).1        Amendment to Bylaws of MiniMed Inc.
   3(ii).2        Amendment to Bylaws of MiniMed Inc.
   10.1           First Amendment to Participation Agreement and Related
                  Documents among MiniMed Development Corp. as Construction
                  Agent and Lessee, MiniMed Inc. and First Security Bank, N.A.
                  as Trustee, et. Al. dated October 30, 2000.
   27.1           Financial Data Schedule

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

                                       MiniMed Inc.

Date: November 13, 2000
                                       /s/  KEVIN R. SAYER
                                       ------------------------------
                                            Kevin R. Sayer
                                            Senior  Vice  President, Finance &
                                            Chief Financial Officer

                                INDEX TO EXHIBITS


 Exhibit No.     Description
 -----------     -----------

  3(ii).1        Amendment to Bylaws of MiniMed Inc.
  3(ii).2        Amendment to Bylaws of MiniMed Inc.
  10.1           First Amendment to Participation Agreement and Related
                 Documents among MiniMed Development Corp. as Construction
                 Agent and Lessee, MiniMed Inc. and First Security Bank, N.A.
                 as Trustee, et. Al. dated October 30, 2000.
  27.1           Financial Data Schedule