Form 10-K405
period 2000-12-29
MINIMED INC
filed 2001-03-29
CIK 945801

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-K

                                ----------------

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED DECEMBER 29, 2000.

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                         COMMISSION FILE NUMBER: 0-26268

                                  MINIMED INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                   95-4408171
      (STATE OF OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

18000 DEVONSHIRE STREET, NORTHRIDGE, CALIFORNIA               91325-1219
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant at March 15, 2001 was $1,523,558,326 (based on closing sale price of $31.75 per share as reported on the Nasdaq National Market). The total number of shares outstanding of the registrant's Common Stock as of March 15, 2001 was 64,611,780.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of the following document are incorporated herein by reference:
Part III -- The Registrant's Proxy Statement for its 2001 Annual Meeting (the "2001 Proxy").

                     Exhibit Index is located at page [60]
================================================================================

                                     PART I

    Some of the information in this Annual Report on Form 10-K contains forward-looking statements, including statements relating to the anticipated operating results, growth and financial resources of our company, development, manufacture, introduction, and commercial acceptance of new products, the development of new markets, trends relating to certain expenses, obtaining and maintaining regulatory approval, acceptance of new products, obtaining and maintaining reimbursement for our products, expectations regarding competition from other companies and from other methods of treating medical conditions, our ability to manufacture and distribute our products, our success in maintaining our license agreements with Medical Research Group, Inc. and the success of MRG's product development and performance. The forward-looking statements are based on assumptions, including assumptions of future events. Although we believe that our expectations are based on reasonable assumptions, the actual results and our financial position will vary from those projected or implied in the forward-looking statements, and the variances may be material. Such variances result from the risks and uncertainties which affect our business, including changes in economic and market conditions, acceptance of our products by health care and reimbursement communities, health care legislation and regulation, new developments in diabetes therapy, administrative and regulatory approval and related considerations, competitive developments, technical risks associated with product development, effective integration of our acquisitions, maintenance and execution of strategic alliances and other factors discussed under the caption "Risk Factors" contained in our Prospectus dated June 29, 1999 filed with the Securities and Exchange Commission. While to the best of our knowledge, the information presented in the annual report is accurate, we disclaim any obligation to update the information provided herein.

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

    We have been selling external insulin infusion pumps and related supplies since 1983, and we believe we have established a reputation for quality and service associated with the MiniMed name. We believe that we are the leading provider of insulin infusion systems in the world, with a present market share in the United States which we estimate to be approximately 80% of new product sales. Our net sales of these external pumps and related disposables have grown at a compounded annual growth rate of approximately 47% from $59.5 million in 1996 to $275.8 million in 2000. In turn, this growth has driven our overall net income from $3.3 million to $43.2 million over the same period. We intend to leverage our existing customer base and current distribution channels to introduce new products to satisfy more of our customers' needs and provide more complete diabetes management solutions.

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

     The concentration of glucose in the bloodstream must be controlled within a relatively narrow range to maintain normal health and avoid significant long-term health complications. Insulin, which is secreted by the islet cells in the pancreas, is the primary regulatory mechanism by which the body metabolizes glucose. A normal pancreas produces the correct amount of insulin required to maintain a person's glucose at proper levels. In patients with diabetes, however, insulin-producing cells are destroyed or exist in reduced numbers, or some combination of both and, as a result, the body's cells do not effectively metabolize glucose.

    Although we believe that our most significant growth opportunity is to expand our diabetes business, we also believe that opportunities involving application of our technology to the delivery of other drugs may become increasingly important in the future.

TYPE 1 VERSUS TYPE 2 DIABETES

     Diabetes is typically classified into two primary types. Type 1 is the more severe form of the disease and is characterized by a complete lack of insulin secretion by the pancreas. In order to maintain body chemistry balance and sustain life, Type 1 patients require life-long, daily insulin therapy. In Type 2 diabetes, the more prevalent form of the disease, the pancreas produces some insulin, but glucose levels are still not adequately controlled. There is a spectrum of the severity in Type 2 diabetes, ranging from those patients whose disease is mild and even undiagnosed, to those who can usually manage their disease by diet and exercise, to those who use various oral medications and to the most serious segment that requires use of insulin.

HOW MANY PEOPLE HAVE DIABETES?

    According to the American Diabetes Association, which we call the ADA, diabetes afflicts approximately 16 million people in the Unites States, or approximately 6% of the total population, 800,000 to 1 million of whom are estimated by the ADA to suffer from Type 1 diabetes. The Health Care Financing Administration, which administers the Medicare Program, estimates that there is an incidence of 30,000 new diabetes cases per year. Although patients with Type 1 diabetes represent the primary market for our programmable insulin pumps, there is a small but growing use of programmable insulin pumps for Type 2 diabetes. Based on industry sources, we estimate that there are approximately 4 million Type 2 patients using insulin in the U.S.

THE COMPLICATIONS OF DIABETES

    People with diabetes experience distress at both high levels of glucose -- "hyperglycemia," -- and low levels of glucose -- "hypoglycemia," with significant short and long-term negative impacts on wellness and mortality. Recurring high glucose levels inhibit the immune system and result in fatigue, slow healing and lower resistance to infection. In severe cases, high glucose levels can lead to coma and death. Chronically high glucose levels can result in major, long-term complications such as eye disease, kidney disease, nerve disease, male impotence and cardiovascular complications, including heart attacks and strokes. Low glucose levels can also lead to complications, including fainting, weakness and, in severe cases, unconsciousness, permanent loss of cognitive power and death. According to the ADA, diabetes is a leading cause of:

    o new blindness in adults 20 to 74 years old with 12,000 to 24,000 new cases annually in the United States;

    o   renal failure with approximately 27,900 new cases in 1997; and

    o   amputations with approximately 56,000 new cases annually.

    Based upon data from the ADA, diabetes is the sixth leading direct cause of death by disease in the United States, accounting for approximately 193,000 deaths in 1996.

COSTS TO THE HEALTH CARE SYSTEM

    The costs to the health care system associated with the treatment of diabetes and its complications are significant. According to the ADA, the total health care costs in the United States of treating people with all types of diabetes was estimated to be $98.0 billion in 1997. This included approximately $44 billion in direct medical and treatment costs and another $54.1 billion was in indirect costs, including premature mortality and disability.

THERAPY FOR DIABETES

    To avoid the acute effects of diabetes and to reduce the associated complications, patients with Type 1 diabetes, and many Type 2 patients, must use insulin daily to control glucose levels. A person's glucose level will vary depending upon food intake, insulin availability, exercise, stress and illness. To achieve good control a patient needs a continuous supply of insulin to provide his or her background metabolic needs, known as basal insulin, as well as periodic larger amounts for meals, known as bolus insulin. Patients generally follow one of two therapy protocols:

    o conventional, which involves one or two self-administered, daily injections of long-acting, timed-release, insulin, as well as short acting insulin, along with diet control and exercise; or

    o intensive, which consists either of (1) pump therapy with fast-acting insulin or (2) at least three injections per day of mixtures of long-acting and fast-acting insulins.

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

THE DAILY RITUAL: WHAT THE DIABETES PATIENT CURRENTLY MUST DO

     In order to gauge insulin dosage, a patient should measure his or her glucose level at least several times per day. Currently, this is generally done by:

    o   pricking a finger with a needle;

    o   drawing a drop of blood;

    o   placing it on a disposable strip;

    o   inserting the strip into a small meter about the size of a pager; and

    o waiting twelve seconds to two minutes for a number to appear on the display.

    The patient must then assess his or her carbohydrate intake and, using the measurement of glucose concentration, compute the appropriate amount of insulin required. The patient then administers that amount of insulin using a syringe, a pen injector or a programmable infusion pump.

    We believe that the discomfort, complexity and time associated with this entire process discourages patient compliance. In addition, the current glucose monitoring procedure provides measurements at only a few points in time. With each determination the patient does not know for sure if his or her glucose level is rising, falling or remaining stable. This can lead to erroneous conclusions as to the amount of insulin needed. In spite of these limitations, we estimate the present worldwide market for these glucose meters and strips and related disposables to be approximately $3.5 billion. The continuous glucose monitoring technology we are currently developing is intended to eventually compete with these glucose meters and strips, especially for insulin-using patients, who use over half of the total worldwide supply of glucose meters and strips. We cannot assure you, however, that our continuous glucose monitoring systems will prove to be sufficiently accurate and effective or that we will be able to successfully commercialize these products.

NIH LANDMARK STUDY: DCCT

    In 1984, the National Institutes for Health, which we call the NIH, started a $165.0 million study known as the Diabetes Complications and Control Trial, which is generally referred to as the DCCT, involving 1,441 Type 1 patients who participated over the entire approximately ten-year term of the study. The study was designed to determine whether close control of blood glucose levels, approaching "normal" levels, could prevent the onset and the progression of severe, long-term complications of Type 1 diabetes. Individuals with diabetes with mild or no significant complications were randomly divided into two groups:

    o the conventionally-managed patients took one or two injections daily of a variety of types of mixed insulins and were required to measure their blood glucose levels once or twice per day; and

    o the intensively-managed patients were given the choice of three or more injections per day, or use of an insulin pump. These patients were required to take at least four glucose measurements daily.

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

    In September 1993, The New England Journal of Medicine published the results of this landmark study, which concluded that:

    o Serious consequences of diabetes were reduced significantly for the intensively-managed patient group as a whole.

    o Progression of the three primary conditions that were evaluated was reduced in the intensive group relative to the conventional group: eye disease by 76%, kidney disease by 50% and nerve disease by 60%.

    o The incidence of hypoglycemic events for the intensively-managed group was three times higher than for the conventionally-managed group.

    o In spite of the finding with respect to hypoglycemic events, the NIH concluded that Type 1 patients should be treated intensively because the reduction in long-term complications greatly outweighed the risk of hypoglycemic events. In fact, the results of the study were so compelling that the study was terminated a year earlier than planned.

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

INSULIN PUMP TECHNOLOGIES

    Our diabetes products, both those already available commercially and others under development, reduce the serious complications of diabetes by enabling patients to more easily, accurately and intensively manage their glucose levels. Our programmable insulin pumps have substantial advantages over conventional or intensive injection therapy because they:

    o Result in Fewer Severe Hypoglycemic Events. The Diabetes Care, EVADIAC and JAMA studies referred to above all demonstrated this using our pumps.

    o Enable Rapid Insulin Absorption and Availability. Our pumps use fast-acting insulin which is more quickly absorbed into the blood. Regular and timed-release insulins take considerable time before initiating metabolism of glucose, which means that a patient using injection therapy must administer an injection well before the insulin is actually needed. Changing plans can cause problems. For example, a bolus injection -- a single sizable dose -- of regular insulin should be taken 5--15 minutes before a meal. If the carbohydrate intake or the timing changes, glucose control is impaired. In pump therapy, which uses only fast-acting insulin, only a few minutes of lead time are required between the infusion of a bolus and the meal.

    o Improve Consistency of Insulin Absorption. Fast-acting insulin delivered by a pump in tiny microinfusions also has lower variability in absorption. By contrast, both conventional therapy and multiple daily injections require the use of timed-release insulins, which vary in absorption within the same patient by as much as 52% or more from one day to the next. Insulin delivered by pumps has been shown to have variability levels of less than 2.8% in most patients. In addition, injection therapy requires the patient to administer multiple injections of insulin in different locations in the body. Each location in the body may have different absorption characteristics. Pumps, in contrast, deliver the insulin through an infusion set that is usually connected for three days to a single site, usually in a patient's abdomen, providing more consistent absorption.

    o Enhance Control Through Programmable Delivery. Because our pumps deliver hundreds of microdoses of insulin and are programmable, they enable the delivery of insulin to be more closely matched to a patient's needs as they vary throughout the day. This capability is important at all times and especially during sleep. Many patients have been shown to suffer from a rise in early morning glucose levels. The patient can program our pumps to address this condition, known as the Dawn Phenomenon, as well as the many other predictable fluctuations in glucose levels.

    o Provide Continuous Insulin Supply. Our pumps deliver a virtually continuous infusion of insulin to provide for a patient's background metabolic needs. Injection therapy, in contrast, requires the repeated administration of boluses, which form a subcutaneous depot or collection of insulin and can result in tissue scarring at the injection site. In pump therapy, fast-acting insulin is delivered in hundreds of microinfusions throughout the day, thereby reducing the creation of such depots.

    o Improve Patient Quality of Life. In addition to advantages related to glucose control, we believe our pumps provide patients with a more flexible lifestyle, an important advantage that makes pumps a particularly attractive alternative to injection therapy. Because of the flexibility of infusion pumps to deliver both a continuous background profile of fast-acting insulin and larger episodic boluses when needed before meals, patients are not restricted to the fixed schedule of eating and exercise that is required for both conventional and intensive injection therapy. They are less likely to have glucose level fluctuations as the insulin demands of an active life are met. In addition to these lifestyle benefits, many people using the pump report that they feel much better with pump therapy.

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

    Subject to receipt of a separate FDA approval, we intend to introduce a consumer model of the glucose monitoring system that would provide the patient with continuous glucose readings. The first generation consumer model of our continuous glucose monitoring system is not a substitute for the traditional methods of glucose measurement. We submitted our application to the FDA for the consumer version of our continuous glucose monitoring system in August 2000. We expect that the FDA will review our consumer model of the glucose monitoring system in calendar year 2001. However, we cannot assure you when the FDA will complete its review of our consumer model of the glucose monitoring system. Furthermore, we cannot assure you that upon review, the FDA will approve our consumer model of the glucose monitoring system.

    Our continuous glucose monitoring systems utilize a small, thin, pliable sensor inserted into subcutaneous tissue, the tissue immediately under the skin, usually in the abdomen, upper arm or thigh. This sensing element produces an electrical signal proportional to glucose in the interstitial fluid, the fluid in the subcutaneous tissue. We are developing a series of subsequent generations of products utilizing this technology. The current product utilizes a sensor connected by cable to a small recording/display unit, and future versions will transmit the signal by telemetry to a recording/display unit. We are designing future models of our external pumps to receive information from the sensor and react to sensor commands, although these products, if they are successfully developed, will not be available for at least two years. We believe that if these products are successfully developed we would be able to compete in the worldwide market for glucose strips and meters, which we estimate to be approximately $3.5 billion. There can be no guarantee that we would be able to successfully develop such products.

    We believe that our continuous glucose monitoring systems will, if successful, offer significant advantages over current methods of monitoring glucose levels because our systems would:

    o Improve Patients' Ability to Normalize Glucose Levels. Our continuous glucose monitoring systems have been shown in limited human trials to continuously and accurately measure glucose levels as compared to standard laboratory reference equipment. This information not only presents quantitative measurements but will allow patients to determine whether glucose levels are rising, falling or remaining stable. This will provide the patient a means to better manage his or her glucose levels.

    o Warn Against Dangerously High or Low Blood Glucose Levels. Studies indicate that during the day and night patients experience wide swings of glucose levels which are not easily detected even by testing with four to six finger pricks per day. In our next generation continuous glucose monitoring system product, when a sensor measurement indicates a glucose level above or below an acceptable range, an alarm will activate. Our sensing systems will also operate during periods of sleep and will sound an alarm to wake the patient if his or her glucose level gets too high or too low.

    o Improve Patient Compliance. Our subcutaneous glucose sensor is inserted through the skin approximately every three days. Because it is small, thin and pliable, the microsensor causes little, if any, patient discomfort. By avoiding the discomfort, complexity and time associated with repeatedly pricking a finger to draw blood and waiting for a meter reading of the sample, our continuous glucose monitoring system is expected to remove many of the obstacles which are believed to deter patient compliance, particularly in the case of intensive management of diabetes. A patient using our continuous glucose monitoring system would need only two or three sensor insertions per week and is expected to require fewer calibrations per week, as compared to at least 28 finger pricks per week for recommended monitoring with strip meters in an intensive management regimen.

    o Enable Health Care Professionals to Establish Improved Treatment Protocols. The challenge of establishing a suitable treatment program for patients beginning intensive management is great. In some medical practices, patients are hospitalized for several days so that frequent glucose measurements can be made to generate a suitable treatment protocol. Even this procedure is limited in its effectiveness because the patient's behavior in the hospital differs from his or her normal lifestyle. Continuous sensing and recording outside a hospital will permit better treatment protocols to be generated at lower cost and without the need for hospitalization or close surveillance.

USE OF OUR INFUSION PUMP SYSTEMS FOR OTHER MEDICAL CONDITIONS

    We have gained considerable expertise from our experience with insulin infusion and believe that this expertise can be applied to meet the delivery requirements of many other complex drugs. Many genetically engineered and manufactured proteins and peptides have delivery problems similar to insulin. Delivery for these drugs is difficult because they:

    o   comprise fragile, large molecules;

    o   cannot be ingested orally;

    o   have short half-lives in the body;

    o   require site specific delivery;

    o   have very narrow effective ranges of concentration; or

    o require a profiled delivery pattern or would otherwise require large boluses of drugs that are either expensive or toxic in the high doses required to achieve therapeutic value.

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

BUSINESS STRATEGY

    Our primary goal is to continue to be an innovator in bringing to market advanced medical devices for the treatment of diabetes, but we also intend to use our drug delivery expertise to develop devices for the treatment of other chronic medical conditions. To achieve these objectives, we are pursuing the following business strategy:

    o Expand the Market for Insulin Pumps. The NIH and the ADA have established intensive therapy as the standard of care for most Type 1 patients, in part as a result of the DCCT. Clinical results have shown that continuous insulin therapy using programmable insulin pumps is the most effective way to provide intensive management. Since the benefits of intensive therapy have only recently been verified, and since many patients are treated by primary care physicians who do not have the facilities and support personnel to pursue intensive management, the majority of Type 1 patients and most insulin-using Type 2 patients are still being treated with conventional therapy. We estimate that in the United States only approximately 12% of Type 1 patients and a very small number of Type 2 patients are using pump therapy. As a result, we believe that we have a significant opportunity to expand the market for our insulin pumps.

    o Develop Market for Continuous Glucose Monitoring Systems. We believe that there is a significant market for continuous glucose monitoring systems. We believe that such devices will enable diabetic patients to better control their blood glucose levels and delay the onset of complications. Continuous glucose monitoring systems will also enable health care providers to establish better treatment protocols for their patients. Clinical case studies have demonstrated how our current continuous glucose monitoring system can be effective in guiding management to improve the glycemic control in diabetic patients. Given the benefits of continuous glucose monitoring systems, we believe that we have a significant opportunity to develop the market for our current and future models of continuous glucose monitoring systems.

    o Offer Comprehensive Array of Products for the Treatment of Diabetes. In 1998, we acquired two distributors of our products and related supplies, Home Medical Supply, Inc. and its affiliated companies, which we call HMS, and Diabetes Support Systems, Inc., which we call DSS. With these acquisitions, we have established a presence in the market for additional diabetes products and supplies, such as strips and meters, complementing our existing distribution network for insulin pumps and supplies. We also believe that these acquisitions may also provide means to efficiently distribute other new diabetes products we intend to bring to market if and when FDA approval is received. Our disposable infusion pump system for Type 2 diabetes, if and when approved by the FDA, is expected to allow us to increase our presence in the much larger Type 2 market. By increasing our ability to satisfy more of our customers' needs and continuing our extensive customer service efforts, we believe that we can maximize our revenues over the long term and create barriers to entry for competitors.

    o Diversification Into Treatment of Other Medical Conditions. We believe that there are many opportunities to use our infusion pump technology with medications other than insulin. We are, therefore, exploring opportunities for applications of our delivery systems for other drugs with several biopharmaceutical companies and have entered into agreements with two companies. We have entered into an agreement with United Therapeutics Corporation, which we refer to as "UT." The agreement with UT relates to the development of a treatment for pulmonary hypertension. For more information regarding our efforts to diversify into treatment of other medical conditions, please read the section entitled "General Purpose Infusion Pump."

    o Generate Recurring Revenue Stream. Our insulin infusion products include a variety of disposable products and accessories which are labeled to be replaced every 48 to 72 hours and provide a continuing source of revenue from each patient. In addition, both our continuous-flow infusion system for Type 2 diabetes and our continuous glucose monitoring systems are also disposable products or have disposable components which are anticipated to be replaced every 72 hours. We will seek to continue to expand our recurring revenue stream by adding new proprietary disposables and accessories, as well as by distributing other supplies to our customers, such as pre-filled insulin cartridges, strips and meters.

    o Seek and Expand Strategic Alliances. We intend to continue our efforts to expand the market for our products through strategic alliances with key partners. In the diabetes care marketplace, we will continue to collaborate and expand its relationships with insulin and glucose meter manufacturers and hospital service providers. In December 2000, we invested in and entered into a strategic development agreement with DMCare, Inc. which we call "DMCare." Under the terms the agreement, DMCare will develop an automated dosing support algorithm that can be accessed and utilized by patients who use our insulin infusion pumps and their prescribing physicians. We have also agreed to participate in a number of other cooperative initiatives with DMCare, which include cross-marketing programs, reimbursement and data initiatives, and patient and physician educational activities. This strategic alliance with DMCare is consistent with our strategy to attract a broader range of general practitioners to our products.

    While these are the strategies we are pursuing in our business, we cannot assure you that:

    o any of the future products mentioned above can be successfully developed or commercialized;

    o the various components of any of the systems can be made to work together;

    o   regulatory approval for commercial distribution will be obtained;

    o   reimbursement by third-party payors will be available; or

    o the products will be accepted in the marketplace by health care professionals, patients and third-party payors.

PRODUCTS

    The following table summarizes some information with respect to principal products we own or distribute and products under development.

            PRODUCT                             DESCRIPTION                   REGULATORY STATUS                   TARGET MARKETS
INFUSION PUMPS AND SYSTEMS
External programmable insulin pump  Several models; currently on        Commercially available        Type 1 patients;
                                    eighth generation                                                 insulin-using Type 2 patients

Type 2 insulin infusion system      Disposable, constant-flow           FDA approval required         Insulin-using Type 2 patients
                                    infusion device

Implantable insulin pump            Implanted under the skin of the     CE Mark received in EU; FDA   Type 1 patients
                                    abdomen; used for insulin therapy   approval required; insulin
                                                                        approval required

General purpose infusion pump       Multipurpose drug infusion pump     Commercially available        Pulmonary hypertension; HIV
                                    for non-insulin applications                                      infection; cancer; and other
                                                                                                      medical conditions

DISPOSABLE AND ACCESSORIES
Quick-set(R) infusion set           Insulin-compatible tubing set       Commercially available        Type 1 and 2 patients
                                    with soft cannula (instead of a
                                    needle) with 90 degree angle
                                    insertion and at site disconnect

Sof-set(R) infusion set             Multiple versions;                  Commercially available        Type 1 and 2 patients
                                    insulin-compatible tubing set
                                    with soft cannula (instead of a
                                    needle)

Silhouette(R) infusion set          Insulin-compatible tubing set       Commercially available        Type 1 and 2 patients
                                    with angled soft cannula (instead
                                    of needle)

Polyfin(R) infusion set             Two versions; insulin- compatible   Commercially available        Type 1 and 2 patients
                                    tubing set with needle

Quick-serter(R)                     Automatic Quick-set cannula         Commercially available        Type 1 and 2 patients
                                    inserter

Sof-serter(R)                       Automatic Sof-set cannula inserter  Commercially available        Type 1 and 2 patients

Medication reservoir                Syringe-like reservoir used with    Commercially available        Type 1 and 2 patients
                                    external insulin pump

Prepackaged insulin cartridges      Worldwide license to package and    FDA approval required         Type 1 and 2 patients
                                    sell a new formulation of Lilly's
                                    insulin lyspro for use with

                                     programmable infusion pumps

Solutions Software                   Communication cradle to download    Commercially available       Physicians who treat diabetes
                                     patient information from external
                                     insulin pumps and popular glucose
                                     meters

Strips and meters                    Manufactured by other companies     Commercially available       Type 1 and 2 patients
                                     and used to measure glucose levels

GLUCOSE MONITORING SYSTEMS
Physician diagnostic device          Used by health care professionals   Commercially available       Physicians who treat Diabetes
                                     to monitor patients continuously                                 patients
                                     for 2-3 days

Patient glucose monitoring system    To be used by the patient to        Under review by FDA; FDA     Type 1 and 2 patients
                                     continuously monitor glucose        approval required
                                     levels, includes hypoglycemia/
                                     hyperglycemia alarms

Sen-serter                           Automatic insertion device for      Commercially available       Type 1 and 2 patients
                                     glucose sensors

Long Term Glucose Sensor             Marketing rights to Long Term       In clinical trials; FDA      Type 1 and 2 patients
                                     Glucose Sensor under development    approval required
                                     by MRG

INFUSION PUMPS AND SYSTEMS

    External Insulin Pump. We introduced our most recent version, the Model 508, in October 1999. This model weighs about 3.5 ounces and is about the size of a pager. The pump can accurately deliver, throughout the day, a controlled, programmable profile of u-100 insulin in several hundred microinfusions of one microliter, i.e., 0.1 unit of insulin, each. The insulin delivery profile can thus be adjusted to meet individual needs. Insulin is delivered from the pump through special insulin-compatible tubing either to a needle or soft cannula, a tiny tube which penetrates the skin, usually into the subcutaneous tissue of the abdomen.

    The Model 508 is an upgrade to the seventh generation of our external pumps, the first of which was introduced in 1983. We continually seek to improve our existing external pumps with additional features and capabilities. Our pumps have many safety features, including numerous alarms, maximum limitations on the rate and amount of basal and bolus deliveries, and automatic shut-off mechanisms to prevent excessive delivery of insulin. The Model 508 stores a record of the timing and size of the last 450 bolus doses administered plus daily totals for the past 90 days' insulin delivery. It provides the ability to set a temporary basal rate for particular activities such as exercise, and it can be programmed to turn itself off if the user does not enter a command for a specified period of time. It offers an extended bolus delivery over time which can be especially useful with very fast-acting insulin analogs and for high fat content foods. The Model 508 also incorporates a backlight that makes it easier for a patient to program his or her pump in low light conditions.

    The Model 508 also includes several new features as compared to its predecessor Model 507C which was introduced in June 1998. The Model 508 has a remote programmer which enables a user to program a bolus delivery from a short distance. This feature also allows, boluses to be programmed inconspicuously by a patient. For instance, when a pump is hidden under clothing, a patient may use the remote programmer to change delivery rates without exposing the pump. Furthermore, a parent or a caregiver can program a bolus for a child without the need to touch the pump case or disturb the child.

    To further enhance privacy, the Model 508 has a vibration option which allows a patient to select either an audible or vibration alert for the purpose of programming and alarms.

    In addition to the above, the Model 508 also has the following new features:

    o    low reservoir volume alert;

    o    greater bolus programming flexibility; and

    o    child block feature.

    In the second half of our fiscal year 2001, we plan to introduce our next generation insulin infusion pump, the Paradigm. The Paradigm pump is based on a new technology platform as compared to our Model 508. The Paradigm will be smaller than our current Model 508 and will incorporate many new features.

    Physicians prescribe insulin pumps and associated disposables to achieve better control of glucose levels for their patients. When a pump is prescribed, a nurse usually assists in teaching the patient how to use the pump and the related skills, such as calculating the appropriate amount of insulin for boluses. A patient typically returns to the physician's office for periodic check-ups and often contacts our Clinical Services Department for information. While we believe that our external pumps significantly improve the quality of life of their users and have also become increasingly easy to use, some physicians do not prescribe external pumps for patients using intensive therapy because they feel that some patients may not have the motivation and ability to understand and correctly use them. Also, some patients, particularly in their teenage and early adult years, may object to pumps because they do not like the idea of having a device attached to their bodies. We believe that our educational programs and publicity about our more famous pump users, such as Nicole Johnson, Miss America 1999, are breaking down some of these barriers to pump acceptance.

    Type 2 Insulin Infusion System. In June 1999, we obtained a license from Elan Corporation the rights to a constant-rate disposable infusion system which we will use for Type 2 diabetes. The infusion system is attached to the body with an adhesive and delivers a pre-set constant rate of drug. We believe this pump has the potential to distinguish itself in the market by its convenience and ease of use, and we intend to market the device primarily to insulin-using Type 2 diabetes patients. The device is designed to be used as a system, with a drug cartridge packaged with the pump. Before we can market and sell the device, some improvements must be completed, and we must obtain regulatory approval for the system.

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

    Implantable Insulin Pump. The implantable insulin pump, the MIP 2007A, for which we maintain exclusive worldwide marketing rights for diabetes, is similar in function to the external insulin pump but is implanted under the skin of the abdomen in a relatively minor surgical procedure. This pump releases a basal flow of insulin, with larger programmable bolus doses delivered before meals. The amount of insulin released can be programmed by the patient with a hand-held communicator to meet individual needs. The communicator uses radio waves to control the pump. The pump is used with a special, highly concentrated insulin developed by Aventis (formerly known as Hoechst Marion Roussel, or Hoechst). The pump is designed to store several months supply of the special insulin and is refilled during check ups at about three month intervals in the doctor's office from a special syringe by inserting a needle through the skin and into the pump, which then automatically draws the insulin into its negative pressure reservoir. The negative pressure reservoir is a significant safety feature which virtually prevents the possibility of a spill of the stored medication from a reservoir leak or during refilling.

On September 1, 1998, we sold assets and transferred technology related to our implantable pump program to Medical Research Group, Inc., which we call MRG, and also entered into a series of related transactions. Pursuant to the September 1, 1998 transactions we were required to purchase minimum quantities of implantable pump units in 1999, 2000 and 2001 from MRG at negotiated prices. We were also required to purchase minimum quantities in future periods in order to preserve our exclusive worldwide marketing rights. In February, 2001, we restructured our contractual relationship and certain elements of our operating arrangements with MRG. As part of the restructuring, we and MRG agreed to the following:

    o    we have invested $30 million in MRG by purchasing MRG common stock;

    o    a reduction in  minimum purchase commitments of implantable pumps;

    o a reduction in the price we pay for each implantable pump for the next two years;

    o we will continue to pursue the development of special insulins to be used with implantable pumps;

    o MRG will fund the first $2 million in development efforts for the special insulins to be used with implantable pumps and we will fund the balance;

    o MRG will contribute the first $4 million involved with the clinical trials of the implantable long term glucose sensor, and we and MRG will share the costs thereafter;

    o MRG will continue developing the implantable long term glucose sensor for use with the implantable pump, and will also develop versions designed to be used on a stand-alone basis and with our external infusion pumps;

    o    MRG will pursue the development of a new platform implantable pump; and

    o MRG will fund a special marketing study for the implantable pump and implantable sensor products.

   MRG may reacquire all of our rights in the implantable pump and the implantable long term glucose sensor, if we fail to purchase the minimum number of implantable pumps in 2003 or 2004, or fail to make certain additional license fee payments to MRG of up to $12 million. However, in order to reacquire our rights, MRG would have to pay MiniMed $60 million. In such event, MRG may alternatively reacquire our distribution rights to the next generation implantable pump for $7.5 million. MRG was founded by Alfred E. Mann, our founder, Executive Chairman and largest stockholder. Mr. Mann continues to hold a substantial equity interest in MRG.

    The implantable pump has been approved for commercial distribution in the EU, but sales will be limited until the special insulin used with the pump is approved. In the United States, we have filed a combined application for approval of the pump and the special insulin. We cannot assure you that any of these approvals will be obtained or as to the timing of obtaining them.

    Approximately 700 implantable insulin pumps have been used by patients. During the early phase of the trials approximately 10% to 15% of patients experienced blockage or clogging of the catheter that delivers the insulin or the collecting of deposits on a pump valve. These problems were traced to changes in the manufactured insulin. We believe that the problems have been corrected, but we cannot be sure that they will not occur again.

    On February 2, 2000, a "CE" approval mark was received for the MIP 2007A. The MIP 2007A is the next generation implantable insulin pump to the MIP 2001. The MIP 2007A, which is manufactured for us by MRG, incorporates several technology improvements not available in the MIP 2001. The MIP 2007A has a longer battery life, an improved memory and is slightly lighter in weight. European sales were initiated in June 2000. Sales of the MIP 2007A will be limited until specially formulated implantable pump insulin is approved for commercial use. We cannot assure you that any of these approvals will be obtained or as to the timing of obtaining them. Neither the implantable pump nor the special insulin have been approved for marketing or use in the United States.

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

    By contrast, the UT compound appears to be similarly effective at reducing pulmonary arterial pressure but can be delivered into subcutaneous tissue using a model of our programmable external infusion pump. UT has completed trials to test UT's UT-15 compound at twenty-one sites within the United States and in thirteen countries abroad. Results from early clinical trials have shown a reduction in pulmonary arterial pressure, and we believe that this therapy will improve patients' health and quality of life. We expect approval for this therapy from the FDA during 2001, but there can no assurances or certainty as to if or when such approval will be received. Our agreement provides that we will be the exclusive supplier of pumps and related supplies for the therapy. Under the arrangement, UT will have primary responsibility for distribution of the therapy, while both parties will participate in marketing efforts.

    In addition to pulmonary hypertension, we have conducted preliminary work with compounds designed to treat other chronic conditions, including HIV/AIDS and certain forms of cancer.

    While we believe that new applications for our infusion pumps represent a significant opportunity for the future, our efforts in the area are at a preliminary stage. We cannot assure you that:

    o our anticipated cooperative efforts with biopharmaceutical companies will be commercially implemented;

    o   the development of new applications for our pumps will be successful; or

    o the applications will be approved by the FDA or other regulatory authorities.

    Also, many of the new applications may involve new drugs which themselves must be approved by the FDA in addition to the approval required for the use of our infusion systems to deliver the drugs.

DISPOSABLES AND ACCESSORIES

    Disposables for Insulin Pumps. Our external pumps are used with disposable elements consisting of a tubing set and a special syringe-type reservoir, which stores the insulin in the pump. The most popular tubing sets with soft cannulas have been marketed under the trade name Sof-set. We have introduced various versions, called:

    o   the Sof-set QR(R) -- for Quick Release;

    o the Sof-set Ultimate QR -- incorporating several enhancements over the Sof-set QR which are designed to provide greater patient comfort;

    o the Sof-set Micro -- which has a shorter length cannula and is designed for greater comfort for pediatric patients and patients with low body fat; and

    o for customers who prefer to utilize an infusion set with a 90 degree needle, we have developed the Polyfin QR.

    All of these versions incorporate a quick release connector so that patients can more conveniently disconnect the pump for showering, bathing, swimming, exercise or intimacy. To make the insertion of the cannula through the skin easier, we have developed, or otherwise marketed additional products, including:

    o the Sof-serter, which allows the patient to automatically insert the cannula; and

    o the Silhouette, an infusion set, with an angled cannula to facilitate insertion into the skin and a disconnect feature.

    In February, 2001, we introduced the Quick-set(R) infusion set. The Quick-set which utilizes a soft cannula is inserted at a ninety degree angle and offers an at site disconnect feature. The at site disconnect feature allows patients to more discreetly disconnect their pump. As with the Sof-sets, we have also developed an automatic insertion device, which we call the Quick-serter, which allows for an automatic and easy insertion of the Quick-set cannula.

    These disposables provide us with a continuing source of revenue from pump customers. Most of these products are labeled to be replaced every 48-72 hours.

    Pre-Packaged Insulin Cartridges. Our license and supply agreement, once we obtain FDA approval, will enable us to manufacture and market a new formulation of Lilly's insulin lyspro for our programmable insulin pumps. We intend to contract with another company to formulate, fill and package cartridges that we propose to offer for use with our external insulin pumps.

    Solutions Software. We have developed a data collection system which permits health care professionals to download to a personal computer information from our current and future external pumps, as well as certain popular brands of glucose meters, and to process the information using special software and print out the results in summary or graphical form. This information enables the professional to assess the glucose control of the patient over a three-month period and, where indicated, to adjust the patient's insulin requirements. This product is now commercially available.

CONTINUOUS GLUCOSE MONITORING SYSTEMS

    We are planning a series of continuous glucose monitoring products:

    Physician Diagnostic Device. The first product involving our glucose sensor is connected by wire to a recording and display device. This product received FDA approval on June 15, 1999 for use by health care professionals to record but not display actual glucose readings and trends in glucose levels for a two-to-three day period. The data is downloaded by the professional into a personal computer for evaluation. With this system, the patient is typically asked to use various prompts to input times of meals, insulin administration, exercise times, and other events affecting glucose metabolism. Patients can wear this initial model for several days to enable the health care professional to analyze retrospectively the patient's glucose levels and modify the patient's treatment, which may include the prescription or reprogramming of an insulin pump. The system is intended for prescription use only and for occasional use rather than everyday use. When used, this product is only a supplement to, and not a replacement for, standard invasive measurement of glucose levels. This product allows identification of patterns of glucose level excursions above or below the desired range, and is designed to facilitate therapy adjustments, which may minimize these excursions. As discussed below, we intend to develop and seek approval for a consumer model of the continuous glucose monitoring system that would provide the patient with continuous glucose readings and enable us to compete in the worldwide market for glucose strips and meters, which we estimate to be $3.5 billion.

    Patient Continuous Glucose Monitoring System. In August 2000, we filed with the FDA for approval of a product that will be used by patients to continuously monitor glucose levels. In future products, we expect to make the display unit smaller for this device so that it can be worn like a wristwatch or carried in a pocket. We also expect that these future products will use telemetry to permit wireless communication between the sensor and the recording and display device. We anticipate that our next generation product will include a programmable hypoglycemia and hyperglycemia alarm, designed to alert patients when glucose levels drop below or rise above limits established by the administering physician. Although our development and regulatory efforts are at a relatively advanced stage, we cannot assure you that the development of these products will be successful or that they will be approved for commercial distribution. We have not completed the development and production engineering of the commercial versions of these products and various accessories, including the introducer, the transmitter and the receiver/display devices.

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

    Implantable Long Term Glucose Sensor. As part of our contractual relationship with MRG, we had the option to acquire the worldwide exclusive marketing rights to the implantable long term glucose sensor developed by MRG for $30 million pending the preliminary results of clinical trials. In October 2000, MRG began human clinical trials for the implantable long term glucose sensor. On January 25, 2001, we notified MRG of our exercise of the option, and on February 21, 2001, we delivered $30 million to MRG as payment for the exclusive marketing rights for the implantable long term glucose sensor. MRG's long term glucose sensor is currently designed to be used with an implantable pump. In connection with the recent restructuring of our contractual relationship, MRG has agreed to develop additional versions of this product, one of which is intended to operate on a stand-alone basis and one of which is intended to operate in conjunction with our external programmable insulin pumps. We can give you no assurance that the implantable long term glucose sensor will be successfully developed or that it will be approved for commercial distribution by the FDA.


FUTURE PRODUCTS

     Our long-term goal is to market "closed-loop" systems in what would essentially constitute artificial pancreas systems. The goal is to create a device that would automatically maintain glucose levels within a normal range via feedback from a continuous glucose sensor to a pump and to continuously adjust the rate of insulin infusion without the need for frequent intervention and programming by the patient or physician. In order for such a system to be feasible, the implantable pump or our external pump would have to operate in conjunction with a sensor, as well as with software algorithms that can control the implantable or external pump so that they function as a closed-loop system. No assurance can be given that the development of a closed looped system will be successful or that it will prove to be safe and effective and be approved for commercial distribution.

RESEARCH AND DEVELOPMENT

    Our research and development activities are performed primarily by our research and development organization, which consisted of 209 persons as of March 6, 2001. We obtain our product ideas from our staff, patients, health care professionals and our Medical Advisory Board, all of whose opinions on products we actively seek through surveys, field visits, medical symposia, focus groups and personal relationships. We expense all research and development costs as we incur them. Research and development expenses were $16.5 million for 1998, $26.8 million for 1999 and $34.2 million for 2000.

    From time to time, we attempt to obtain U.S. governmental grants to strengthen our research and development efforts on technically difficult projects. These grants allow us to pursue the development of new and novel products with less financial risk. In 1998, we were awarded a three year, $2.0 million grant under the Advanced Technology Program, which we refer to as ATP, by the National Institute of Standards and Technology. With this money and $1.5 million in matching research and development expenses, we plan to develop and test components for a simple, accurate, minimally invasive system for measuring glucose levels which uses different technology from our existing continuous glucose monitoring system and may be appropriate for Type 2 diabetes patients. The new chemistries, materials, and devices developed under this research award may also serve as a platform for the development of other sensing applications. In 1998, we were also awarded two multi-year NIH grants aggregating approximately $1,050,000 that will help us strengthen the research being conducted under the ATP award. Furthermore, in September, 2000, we were awarded an additional multi-year NIH grant aggregating approximately $1,112,000. The funds under this NIH grant will be used to further our research in developing an external closed loop system. We will own all new technology resulting from these activities.

MARKETING AND SALES

    Patients in the United States usually place orders for our external insulin pumps upon the advice and recommendation of their physicians, who provide the prescriptions. Our marketing focus is on endocrinologists, diabetologists and other health care professionals who treat diabetes patients. We also market to third-party payors. We have also started to focus our efforts on those primary care physicians who treat relatively large numbers of diabetes patients. We believe that more than 90% of our revenues from the sale of our external pumps and related disposables are reimbursed by third-party payors, subject to applicable deductible and copayment amounts.

    Our marketing efforts include sponsoring educational symposia in intensive diabetes management and insulin pump therapy for physicians, other health care professionals and third-party payors. We have trained over 1400 health care professionals in the use of our insulin pumps for intensive management of patients. In 2000, we conducted over 40 one-day and 10 two-day symposia in the United States and over 30 symposia internationally. We also conduct numerous presentations to case managers for managed care organizations.

    Agreement With Nicole Johnson, Miss America 1999. We have entered into an agreement with Nicole Johnson, Miss America 1999 to further promote early diagnosis and aggressive treatment of diabetes. Miss Johnson was diagnosed with Type 1 diabetes at the age of 19 and uses our external insulin pump to treat her diabetes. Together with Miss Johnson, we have developed a program to educate physicians, particularly primary care physicians, and the public at large regarding diabetes diagnosis and treatment. As part of this program, we are sponsoring Miss Johnson's personal appearances at several diabetes related events. Also, Miss Johnson is an important part of a print advertisement campaign aimed at advancing Miss Johnson's platform of increasing diabetes awareness, including awareness of pump therapy. Miss Johnson is also involved in similar promotional arrangements with other companies in the diabetes business, such as Eli Lilly, which do not compete directly with us.

    Customer Service and Support Network. We also seek to develop patient interest in and demand for our diabetes products by providing patients with access to our service and support network, including:

    o services of an experienced clinical services department available by telephone, toll-free, 24-hours per day, seven days per week, to answer patient questions and provide guidance, advice and trouble-shooting regarding daily pump use;

    o free, short-term replacement pumps sent within 48 hours or less to promote continuous therapy;

    o an insurance assistance department consisting of 258 people as of March 6, 2001 to take and process orders, answer questions, simplify and expedite claims processing and assist patients in obtaining third-party reimbursement;

    o participation in a patient advocacy program which works with the American Association of Clinical Endocrinologists;

    o   an extensive Internet web site at www.minimed.com;

    o   advertisements in targeted media; and

    o   free videotapes and other educational material.

    We believe that our strategic alliance with DMCare may further enhance our customer service and support network. Under the terms of our agreement with DMCare, DMCare will develop an automated dosing support algorithm that can be accessed and utilized by patients who use our insulin infusion pumps. The automatic dosing support algorithm may provide additional support to our existing as well as new customers who may require and/or desire continued support, guidance and advice regarding insulin pump therapy. Furthermore, our alliance with DMCare may result in our customers gaining access to licensed health care professionals 24-hours per day, seven days per week, who will assist our customers in their ongoing efforts to treat their diabetes. We cannot, however, be certain that any of these products will be successfully implemented.

    Managed Care. We continue to increase our presence in the managed care marketplace. Field insurance managers are responsible for relationships with, and the solicitation and negotiation of contracts with, third-party payors. In 2000, we increased the number of arrangements we have entered into with third-party payors by over 116. The number of contracts with managed care entities and other third-party payors providing for reimbursement for our external pumps and disposables and other diabetes supplies, as of December 29, 2001, was approximately 422. We have also recently expanded our insurance support activities whereby we assist patients in obtaining reimbursement for our products to better address the growing managed care segment of health care payors in the United States.

    Expanded Sales Force. We market our diabetes products and serve customers through our direct sales organization and distributors. In addition to senior sales and marketing management and an extensive in-house support staff, as of March 6, 2001, our direct sales organization in the United States consisted of 4 Division directors, 8 Regional Managers and 157 field sales personnel, consisting of District Sales Managers, Territory Managers, Diabetes Nurse Specialists, Pump Trainers, and Sensor Application Specialists, a Director of Managed Care and 15 Managed Care Regional Managers Account Managers. These representatives are extensively trained and specialize in diabetes therapy and the use of our products. We compensate our sales representatives in the United States with a base salary, a sales commission and an annual bonus based on meeting performance objectives. In the United States, we also contract with, and employ, nurse educators who are certified pump trainers to assist in educating potential patients about use of our external pumps.

    Use of Distributors. We believe that our strategy of maintaining our own direct sales force dedicated to diabetes is an important factor in market development and an important competitive advantage. Nevertheless, we also use independent distributors in the United States to strengthen our direct sales force and increase the number of physicians served. Some third-party payors in the United States require that some classes of purchases be made through specified distributors, and some distributors in the United States and internationally maintain a substantial infrastructure to support physician and patient needs. Internationally, independent distributors are used to provide sales coverage in geographic areas not served by the direct sales force employed by our international subsidiaries. In 2000, we increased the relative percentage of sales processed directly through us. As a result of our continued investment in our internal reimbursement capabilities, our acquisition of HMS and DSS and the activities of our field insurance managers, we expect the percentage of our sales made through our direct sales force will be maintained at least at the current rate.

    International Sales. We have our own international sales organizations consisting of 60 people as of December 29, 2000, including administrative staff, serving France, Germany, the Netherlands, Belgium, Scandinavia, Australia and the Baltic region. We also have a distribution manager in the United Kingdom and use independent distributors in other countries. We believe that the international market provides a large opportunity for growth and are seeking to expand our international business. International sales of diabetes products increased over 24% to $17.0 million in 2000. Also, we expect that some of our new products and new applications will be introduced in foreign countries before being introduced in the United States because the regulatory approval process in other countries has generally been less time consuming and less expensive than in the United States.

    In January 1998, we acquired all of the assets of Dartec A.B., a distributor of diabetes products located in Sweden, for $2.7 million in cash. Dartec now MiniMed Nordic AB had been a distributor of our products, and the acquisition of its business gives us a direct sales organization covering the Scandinavian countries and the Baltic region.

MANUFACTURING

    We purchase most of our components, some subassemblies and various services used in the manufacture of our products from outside vendors. These outside vendors generally produce their items to our specifications and in most instances to our designs. We then assemble the components into finished products. We purchase some disposable products from OEM suppliers.

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

    We have established secondary source suppliers in some circumstances when appropriate, and we create safety stocks to address changes in market demand. Arrangements for additional or replacement suppliers for some of these parts could not be accomplished quickly. The loss of any of the critical sole source vendors could materially harm our business, financial condition and results of operations. In 1998, we established and validated a semi-automated sensor manufacturing department to address initial market requirements.

COMPETITION

    We currently consider our primary competition in the diabetes market to be injection therapy, and we compete against this delivery modality chiefly by educating doctors, nurses, patients, managed care organizations and other third-party payors about the need for intensive management of glucose levels and the advantages of pump therapy over multiple daily injections.

    Insulin Pumps. In the sale of our external pumps, we compete primarily with Disetronic Medical Systems, Inc., which we call Disetronic. Disetronic introduced a competitive external pump product in the United States approximately nine years ago. Currently Disetronic offers three different pump models for sale. We estimate that Disetronic currently has approximately 20% of the U.S. market for external pumps for new patients, but is still the dominant supplier in certain countries in Europe, especially in Germany. We believe that our success will encourage other companies to enter this market, although we believe that there are substantial barriers to entry, including access to technology and the need for extensive distribution and customer service organizations. In February 2000 a new company, Animas Corporation, which we call Animas, received 510(k) clearance on a new insulin pump. Animas has initiated commercial sales of its pump in the U.S. However, we do not believe that Animas has yet achieved a significant market share.

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

    A number of companies and medical researchers are working on new delivery devices, delivery technologies, procedures, drugs and bioengineered therapeutics for the treatment and prevention of diabetes, such as, for example, inhaled insulin, pancreas transplantation and insulin-producing islet and beta cell preparations and devices. If successful, these or other technologies and/or medical procedures could adversely affect our business and results of operations and could possibly make our products obsolete.

    Diabetes Supplies and Prescription Drugs. We believe that our most significant competition in the areas of diabetes supplies and prescription drugs comes from national mail order pharmacies, World Wide Web based pharmacies, local and national retail and hospital pharmacies, cost containment and managed care companies and other distributors of diabetes supplies. Many of these companies have substantially greater resources than we have. Moreover, companies in the health care industry, and in the provider segment in particular, are consolidating to a significant extent. This trend could produce competitors with larger and substantially greater resources. Competitive pressure could adversely affect our market share, and we could experience significant price erosion. We compete in this segment on the basis of customer service, convenience, product availability, and price. We believe that our installed base of pump patients offers a significant opportunity for these sales.

    In the field of diabetes supplies, Polymedica Industries, Inc., Chronimed Inc., and Transworld Home Healthcare, Inc. are publicly-held companies that compete with us. We have direct competition in our pharmacy operations from other national mail service companies such as Merck/Medco Managed Care, L.L.C., Express Scripts Inc., PCS Health Systems, Inc., Drugstore.com, PlanetRx.com and Diversified Pharmaceutical Services, Inc., as we seek to redirect focus on distribution of prescription drugs by mail order. We will also begin to concentrate on the distribution of pharmaceuticals to which we have proprietary rights.

    Glucose Measurement. Numerous companies, some of which have substantially greater financial, technical, manufacturing, marketing and other resources than we do, are attempting to develop a variety of products for glucose measurement. Some of these products and their corresponding technologies are directed toward non-invasive measurement systems. They generally use infrared light directed through tissue, analyzing the reflectance from an arm or transmission through a finger inserted into a well, through an ear lobe or through other tissue. These products appear to face substantial technical obstacles, and to date none has been approved by the FDA for commercial distribution. If, however, any of these products are successfully developed, some patients may prefer such products to our continuous glucose monitoring systems.

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

    Cygnus, Inc. is one company pursuing the development of a method of measuring glucose levels. On December 6, 1999, an FDA advisory committee recommended approval of Cygnus' GlucoWatch Monitor. The GlucoWatch Monitor is a device worn like a watch that uses electric currents to extract interstitial fluid and measure glucose levels of diabetic patients. The FDA panel imposed the following three conditions for the approval: (i) education; (ii) labeling; and
(iii) a post market study to detect hypoglycemia and hyperglycemia. In May 2000 Cygnus received an approvable letter from the FDA for its GlucoWatch. In March 2001, the FDA formally approved the GlucoWatch.

    It is possible that some patients might prefer the GlucoWatch or other systems to our continuous glucose monitoring systems for routine monitoring of glucose levels. The successful development and acceptance of non-invasive or minimally invasive glucose measurement systems or systems without pain could materially and adversely affect our continuous glucose monitoring system program.

PATENTS, PROPRIETARY RIGHTS AND TRADEMARKS

    We file patent applications to protect technology, inventions and improvements that we consider important to the development of our business. We prosecute and manage our patent portfolio using our in-house patent counsel and technical advisors as well as outside patent counsel. We currently hold approximately 69 issued U.S. patents and foreign patents. Many U.S. and foreign patent applications that cover various aspects of our technology are also pending. In addition, we have exclusive licenses under a number of patents.

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

    Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, associated costs may be substantial and could include ongoing royalties. Furthermore, there can be no assurance that necessary licenses would be available to us on satisfactory terms or at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling some of our products or planned products, which could have a material adverse affect our business, diversification opportunities, financial condition and results of operations.

    We own the registered trademarks MiniMed(R), Sof-set(R), QR(R), Polyfin(R), Silhouette(R), "Making a Difference in Diabetes(R)," and "Advancing Solutions in Diabetes(R)," and other trademarks are being used and/or pursued for registration. We also rely on trade secrets and proprietary know-how that we seek to protect, in part, through confidentiality agreements with our employees and consultants. We cannot assure that any unprotected information will not also be developed by others.

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

    Unless an exemption applies, each medical device that we wish to market in the United States must receive either "510(k)" clearance or "PMA approval" in advance from the FDA pursuant to the Federal Food, Drug, and Cosmetic Act. The FDA's 510(k) clearance process usually takes from two to twelve months, but it can take longer. The process of obtaining PMA approval is much more costly, lengthy and uncertain. The FDA's PMA approval process generally requires from one to three years or even longer. No assurance can be given that 510(k) clearance or PMA approval will ever be obtained for any product we propose to market.

    The FDA decides whether a device must undergo either the 510(k) clearance or PMA approval process based upon statutory criteria. These criteria include the level of risk that the agency perceives is associated with the device and a determination of whether the product is within a type of device that is similar to devices that are already legally marketed. Those devices deemed to pose relatively less risk are placed in either class I or II, which require the manufacturer to submit a premarket notification requesting 510(k) clearance unless an exemption applies. The premarket notification must demonstrate that the proposed device is substantially equivalent in intended use and in safety and effectiveness to a legally marketed "predicate device" that is either in class I, class II, or is a "pre-amendments" class III device, for example, one that was in commercial distribution before May 18, 1976, for which the FDA has not yet decided to require PMA approval. In contrast, devices deemed by the FDA to pose the greatest risk, or to be novel devices lacking a legally marketed predicate, are placed in class III and are required to undergo the PMA approval process. This process requires the manufacturer to file a PMA application presenting extensive clinical testing data and other information to prove the safety and effectiveness of the device to the FDA's satisfaction, and the FDA's completion of satisfactory QSR inspection of the manufacturing facilities. In addition, a new PMA or PMA supplement is required in the event of a modification to a PMA device, its labeling or its manufacturing process affecting the safety or effectiveness of the device.

    External pumps have generally qualified for clearance under the 510(k) process, although some features of advanced pumps may require clinical validation. Our Paradigm Model insulin infusion pump as well as our Models 508, 507C, 407C, 507, 506, 505, 504S and 502 external pumps have all been cleared by the FDA pursuant to the 510(k) process. Our second generation continuous glucose monitoring system is going through the PMA process.

    We cannot assure you that future models of our external pumps will qualify for 510(k) clearance as opposed to the more extensive PMA process.

    After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the device, requires a new 510(k) clearance. The FDA requires each manufacturer to make this determination in the first instance, but the FDA can review any such decision. If the FDA disagrees with a manufacturer's decision not to seek a new 510(k) clearance, the agency may retroactively require the manufacturer to submit a premarket notification requiring 510(k) clearance. The FDA also can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance is obtained. After receiving 510(k) clearance, we have on occasion made modifications to our cleared devices for which we have concluded 510(k) clearance is not required. We cannot assure you that the FDA would agree with any of our decisions not to seek 510(k) clearance. If the FDA requires us to seek 510(k) clearance for any modification, the FDA also may require us to cease marketing and/or recall the modified device until we obtain a new 510(k) clearance.

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

    After the FDA grants a manufacturer approval to bring a device or drug to market, a number of post market regulatory requirements apply, including labeling regulations, the QSR, and the Medical Device Reporting regulation which requires that manufacturers report to the FDA certain types of adverse events involving their products. Class II devices can be subject to additional special controls, for example performance standards, post market surveillance, patient registries, and FDA guidelines that do not apply to class I devices. Clearances and approvals restrict devices and drugs to specifically labeled uses, and the FDA actively enforces regulations prohibiting marketing of products for unapproved or "off label" uses. Changes in existing requirements or adoption of new requirements could have a material adverse effect on our business.

    The FDA also conducts inspections to determine whether we conform with QSR, and subsequent QSR inspections will continue after the FDA clearance or approval. The FDA completed an inspection in May 1997 under the Good Manufacturing Practices regulations for devices, which are the predecessor of QSR. We received only minor citations, all of which were corrected. In 1999 the FDA conducted a directed inspection of our facilities. We did not receive any citations as a result of such inspection. In January 2000, the FDA conducted another directed inspection of our facilities. Following the January 2000 inspection, we received only minor citations, which have all been corrected. In May 2000, the FDA conducted another inspection of our facilities. We did not receive any citations as a result of such inspection. A further inspection may be conducted relative to any PMA application submitted by us for other products or pursuant to the FDA's practice of performing periodic inspections.

    If we fail to comply with the FDA's requirements, the agency can institute a wide variety of enforcement actions. The FDA sometimes issues a public warning letter, which could have an adverse impact on our business. The FDA also can pursue stronger remedies, such as:

    o refusing our requests for 510(k) clearance or PMA approval of new products, withdrawing product approvals already granted, requiring us to recall products;

    o asking a court to require us to pay civil penalties or criminal fines or adhere to operating restrictions; or

    o   closing down our operations.

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

    Our implantable pump will require PMA approval, and Aventis' insulin for this pump will require NDA approval prior to our ability to commercially offer the implantable pump system in the U.S. Our prepackaged insulin cartridges as well as our Type 2 insulin infusions system will require NDA approval for the insulin to be used in such products. We are in the process of obtaining such approvals. However, we cannot provide any guarantees that we will be able to successfully obtain such approvals.

    In late 1991, the FDA adopted new procedures for the review of products that involve both devices and drugs, permitting clinical investigation and approval to be coordinated by a lead center of the FDA. At that time, we withdrew our initial PMA application, expecting that we and Aventis would file a single application containing an NDA element for the insulin and a PMA element for the pump. Under this scenario, we expected that the FDA's Center for Drug Evaluation and Research would be the lead center and responsible for reviewing the NDA portion of the application, while the Center for Devices and Radiological Health will be responsible for reviewing the PMA portion; the FDA's approval would consist of an approved NDA for the insulin and an approved PMA for the pump. The FDA has indicated that there would be only one holder of the approved application for the pump and insulin combination product. The holder would be the entity to file supplements. We believe that Aventis will permit us to be the holder of the approved application but no final agreement with Aventis has been entered into.

    We, however, submitted a written request to the FDA asking that the PMA for the pump and the NDA for the insulin be reviewed separately, rather than pursuant to a single application. Under this approach, our hope is that our PMA application and our NDA application for Aventis' insulin would proceed separately through the regulatory process, although both would rely upon the same clinical data. Also, we would own the ultimate PMA approval for the pump as well as the NDA approval for Aventis' insulin, and each product would be labeled for use with the other. We would have the right to seek necessary supplemental approvals for both the PMA, and the NDA. The FDA granted our request.

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

     We are also subject to numerous federal, state and local laws relating to such matters as billing third-party payors, avoiding unlawful inducements to purchase or prescribe our products, safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. Additionally, we must comply with various FDA, and in some cases Federal Trade Commission, requirements for design, safety, advertising, labeling, record keeping and reporting of adverse experiences with the use of a product. We cannot assure you that we will not be required to incur significant costs to comply with such laws and regulations in the future or that such laws or regulations will not have a material adverse effect upon our ability to do business.

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

THIRD-PARTY REIMBURSEMENT

    In the United States, our insulin infusion pumps are generally purchased directly by patients and dealers and in some cases physicians, physician groups, and/or hospitals. In many cases, on behalf of the patients, we bill third-party payors, including private insurance companies, health maintenance organizations, preferred provider organizations, other managed care providers, and, to a limited extent, Medicaid. Under the Medicaid program, states generally reimburse for approved procedures on a reasonable cost basis or a fee schedule. Currently, some states reimburse our products under the Medicaid program.

    On April 1, 2000, the Medicare program began coverage of insulin infusion pumps and related disposable supplies for Medicare beneficiaries under certain circumstances. The insulin infusion pump has been classified by the Medicare program as a capped rental item. As a capped rental item, MiniMed is paid a certain rental fee for a ten-month period for each insulin infusion pump received by a Medicare beneficiary. In the tenth month, the beneficiary has a choice of purchasing or renting the infusion pump. Depending on the beneficiary's decision, MiniMed is paid monthly rental fees for an additional three or five months. The capped rental reimbursement model used by the Medicare program is different from our traditional reimbursement models. Generally, we are paid a lump sum for our insulin infusion pumps by third party payors other than Medicare.

    As for infusion sets used with our insulin infusion pumps, the Medicare program reimburses us a set fee per week for all infusion set needs of a beneficiary. Again the Medicare reimbursement model for infusion sets is different from our traditional reimbursement models. Traditionally, we receive a certain sum for each box of infusion sets supplied to our customers by third party payors other than Medicare.

    We do not receive reimbursement from third party payors for our physician diagnostic glucose monitoring device. Rather, physicians purchase our physician diagnostic device and seek reimbursement for its use during the scope of their individual practice. Medicare Carriers, which make benefit and coverage determinations for medicare beneficiaries, in a limited number of states as well as a limited number of insurance companies are providing reimbursement for the use of the physician diagnostic device under miscellaneous CPT codes. We are supporting the American Association of Clinical Endocronoligists in their efforts to obtain CPT codes for our physician diagnostic continuous glucose monitoring device. We believe that if a CPT code is issued for our physician diagnostic continuous glucose monitoring device, more third party payors would be willing to reimburse physicians for the use of such device. We further believe that as the number of third-party payors that reimburse physicians for the use our physician diagnostic continuous glucose monitoring device increases, our sales of such devices may also increase.

    We maintain an insurance assistance department consisting of 258 people as of March 6, 2001 to take and process orders, to simplify and expedite claims processing and to assist patients in obtaining third-party reimbursement. We believe that more than 90% of the revenues derived from our external pump and related disposable sales are reimbursed by third-party payors, subject to applicable deductible and copayment amounts. We also maintain a managed care sales force of 11 people who market our products directly to third party payors. Last year we increased the number of managed care contracts by approximately 116 to bring the total number of contracts to approximately 416.

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

PRODUCT LIABILITY AND WARRANTIES

    We usually give two to four-year warranties on our external pumps. The special motors contained in our external pumps are warranted for life. We set aside a reserve based on monthly return rates to pay for customer service and repair of products. We set aside additional reserves during early stages of product introduction. We believe such reserves are adequate, but in the event of a major product problem or recall, the reserves may not be sufficient to cover all costs. Such an event could have a material adverse affect our business and operating results.

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

EMPLOYEES

    As of March 6, 2001, we employed approximately 1,539 full-time persons including 209 in research and development, 300 in manufacturing, production engineering and quality assurance, 751 in administration and support and 279 in sales and marketing. We also used 88 temporary workers as of March 6, 2001. We believe that the success of our business depends, in part, on our ability to attract and retain qualified personnel, particularly scientific, technical and key management personnel. We believe that our relationships with our employees are good.

ITEM 2. PROPERTIES

    Under a "synthetic" lease and sublease, we have constructed on the campus of California State University Northridge, which we call CSUN, approximately 500,000 square feet of building of space on 19 acres of land for our manufacturing, administrative and other activities. During the year 2000, we moved our headquarters from Sylmar, California to this newly constructed building in Northridge, California. Under the terms of our arrangement with CSUN, we expect to obtain access to an additional 9 acres, which we expect to take possession in 2002, on which we intend to construct an additional 146,000 square feet of facilities. We also are in discussions for an option to lease an additional contiguous 12 acres on the CSUN campus. For further discussion of our facilities in Northridge, California, see "Management's Discussion and Analysis of Financial Condition -- Liquidity and Capital Resources."

    We own a facility in Hollywood, Florida which consists of an aggregate of approximately 32,000 square feet, and lease an additional 21,135 square feet of warehouse space adjacent to this facility. We also lease approximately 50,600 square feet of space in Chatsworth, California. We own an aggregate of about 175,000 square feet in Sylmar, California. Approximately 23,400 square feet of the space is leased to Alfred E. Mann, our Executive Chairman, and approximately 9,711 square feet is leased to MRG. In 2000, we leased an additional 3,620 square feet and 5,930 square feet to AlleCure Corporation and Advanced Bionics Corporation, respectively, on a short-term basis. Mr. Mann has a substantial financial interest in each such organization. All such leases are on terms we believe to be equal to at least fair market terms to us. We plan to move all of our remaining operations from the Sylmar location late in 2001, at which time we will endeavor to sell or lease the entire complex. We believe that our current facilities as described above satisfy our space requirements for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

    On February 9, 1999, we were served with a complaint filed in the Civil District Court for the Parish of Orleans, State of Louisiana, by Diabetes Resources, Inc., which is also known as Insulin Infusion Specialties, and which we will refer to as IIS. IIS entered into an Educational Dealer Agreement with us in July, 1997, relating to the distribution of some of our products by IIS. The agreement expired and we declined to renew that agreement, pursuant to its terms as of December 31, 1998. IIS is alleging that we engaged in unfair competition, breached the agreement, violated applicable trade secret laws and defamed IIS. IIS did not specify the amount of damages it is seeking in its complaint. We removed the action to Federal Court, filed an answer denying the material allegations, and filed a counterclaim seeking damages for unfair trade practices. We have filed an amended counterclaim seeking damages based on IIS's failure to pay amounts due and owing. We believe that we have meritorious defenses to the claims asserted by IIS. Trial in the matter has been set for September 2001. Discovery in this litigation is continuing.

    We are not presently a party to any other pending legal proceedings which we believe are material. From time to time we are subject to various legal proceedings for product liability, employment and other general business related claims. These claims arise out the ordinary course of our business. We do not believe that any of these claims, individually or collectively, will have any material adverse effect on our business or financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our Common Stock began trading on the Nasdaq National Market under the symbol "MNMD" on July 25, 1995. The following table summarizes, for the periods indicated, the intra-day high and low sales prices per share of our Common Stock as adjusted for a 2:1 stock split paid on August 18, 2000 to stockholders of record on August 2, 2000:

                                                                                HIGH       LOW
                                                                             ---------  --------
       2000
         Fourth Quarter Ended December 29, 2000.........................     $   90.25  $  39.75
         Third Quarter Ended September 29, 2000.........................         92.56     55.00
         Second Quarter Ended June 30, 2000.............................         72.06     45.88
         First Quarter Ended March 31, 2000.............................         67.25     30.78
       1999
         Fourth Quarter Ended December 31, 1999.........................     $   45.63  $  25.07
         Third Quarter Ended October 1, 1999............................         54.13     33.75
         Second Quarter Ended July 2, 1999..............................         39.50     22.91
         First Quarter Ended April 2, 1999..............................         29.69     19.25

RECORD HOLDERS

The last reported sale price of our Common Stock on the Nasdaq National Market on December 29, 2000 was $42.031. As of December 29, 2000, our company had approximately 1,476 stockholders of record.

DIVIDENDS

    We have never declared or paid any cash dividends on our Common Stock. We currently intend to retain all of our available funds for use in our business. We do not anticipate paying any cash dividends in the foreseeable future. The Board of Directors will make future determinations relating to our dividend policy, considering the following in making any such determination:

    o   our future earnings;

    o   our capital requirements;

    o   our financial condition;

    o   our future prospects; and

    o   other factors which the Board of Directors might deem relevant.

SALES OF UNREGISTERED SECURITIES

    Not Applicable.

ITEM 6. SELECTED FINANCIAL DATA

    The following table summarizes certain selected consolidated financial data, which should be read in conjunction with the our financial statements and notes thereto included elsewhere herein and with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." The selected consolidated financial data as of December 29, 2000, December 31, 1999, January 1, 1999, January 2, 1998, and December 27, 1996 and for each of the five fiscal years in the period ended December 29, 2000 have been derived from the audited financial statements of MiniMed Inc. The audited financial statements as of December 31, 1999 and December 29, 2000 and for the three fiscal years in the period ended December 29, 2000, which are included elsewhere in this Annual Report, have been audited by Deloitte & Touche LLP, our independent auditors.

                                                                                FISCAL YEAR
                                      ----------------------------------------------------------------------------------------
                                          1996               1997               1998               1999               2000

                                      DECEMBER 27,        JANUARY 2,         JANUARY 1,        DECEMBER 31,       DECEMBER 29,
                                          1996               1998               1999               1999               2000
                                      ------------       ------------       ------------       ------------       ------------
                                                              (in thousands, except share and per share data)
INCOME STATEMENT DATA:
Net sales ......................      $     76,396       $     99,492       $    138,577       $    212,296       $    294,403
Cost of sales ..................            32,314             38,704             51,518             72,907             93,657
                                      ------------       ------------       ------------       ------------       ------------
Gross profit ...................            44,082             60,788             87,059            139,389            200,746
Operating expenses:
  Selling, general and
     administrative ............            32,101             41,237             57,059             88,451            124,142
  Research and development .....             7,900              9,447             16,531             26,798             34,159
  Research and development
     contract ..................              --                 --               (6,000)            (6,000)              --
  Merger related expenses ......              --                1,000               --                 --                 --
                                      ------------       ------------       ------------       ------------       ------------
          Total operating
            expenses ...........            40,001             51,684             67,590            109,249            158,301
                                      ------------       ------------       ------------       ------------       ------------
Operating income ...............             4,081              9,104             19,469             30,140             42,445
Interest expense ...............              (163)              (237)               (47)              (118)               (50)
Other income, including interest
  income .......................             1,062              1,851              1,503              5,143             21,639
                                      ------------       ------------       ------------       ------------       ------------
Income before income taxes .....             4,980             10,718             20,925             35,165             64,034
Provision for income taxes .....            (1,662)            (4,029)            (7,882)           (13,266)           (20,879)
                                      ------------       ------------       ------------       ------------       ------------
Net income .....................      $      3,318       $      6,689       $     13,043       $     21,899       $     43,155
                                      ============       ============       ============       ============       ============
Basic income per share .........      $       0.07       $       0.13       $       0.24       $       0.37       $       0.68
                                      ============       ============       ============       ============       ============
Basic weighted average shares
  outstanding ..................        47,764,000         51,620,000         53,760,000         59,294,000         63,756,000
                                      ============       ============       ============       ============       ============
Diluted income per share .......      $       0.07       $       0.12       $       0.23       $       0.35       $       0.64
                                      ============       ============       ============       ============       ============
Diluted weighted averages shares
  outstanding ..................        50,268,000         54,224,000         56,664,000         62,942,000         67,200,000
                                      ============       ============       ============       ============       ============


                                               DECEMBER 27,    JANUARY 2,     JANUARY 1,   DECEMBER 31,  DECEMBER 29,
                                                   1996          1998           1999            1999         2000
                                               ------------   -----------   ------------   ------------  ------------
                                                                           (IN THOUSANDS)
    BALANCE SHEET DATA:
    Working capital .......................      $ 36,153      $ 63,409       $ 84,771       $253,891     $306,903
    Total assets ..........................        64,424       105,819        157,652        353,798      450,960
    Notes payable, net of current portion .         1,528           728          1,059           --           --
    Retained earnings .....................         1,394         8,083         21,126         43,025       86,180
    Total stockholders' equity ............        48,131        83,083        133,833        327,098      425,996

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

         Product development and manufacturing operations have focused on four product lines: external pumps, disposable products used with our external pumps, continuous glucose monitoring systems, and implantable insulin pumps. Future development of the external pump and disposable product lines will focus upon improving the existing technology for its current use in diabetes treatment, with the ultimate objective of linking the insulin delivery systems to a continuous monitoring system. Our objective is to create an "artificial pancreas", capable of controlling glucose levels in patients without significant patient intervention. Our infusion pump technology may also be used for the treatment of other medical conditions. Our continuous glucose monitoring system has been characterized as a first of its kind technology, and full commercialization will be subject to successful implementation of manufacturing, sales, marketing and reimbursement plans. Sales of continuous glucose monitoring systems commenced in 1999, as we launched a physician version of this product line after receiving regulatory approval in June, 1999. Commercialization of the physician version continued during 2000. We filed an application with the FDA for approval of our consumer version of this product in August 2000. Our application is currently under review.

On September 1, 1998, we sold assets and transferred technology related to our implantable pump program to Medical Research Group, Inc., which we call MRG. Alfred E. Mann, our founder, Executive Chairman and largest stockholder also founded MRG and he continues to hold a substantial equity interest in MRG. As part of the transaction to transfer this technology, we acquired an option to purchase worldwide exclusive marketing rights to a long-term glucose sensor being developed by MRG for $30.0 million and have retained exclusive marketing rights to the implantable pump product line for diabetes and certain other medical conditions. Under these initial arrangements, we were obligated to make mandatory purchases of implantable pumps from MRG through 2001 and additional purchases of implantable products in subsequent periods to retain our exclusivity. In February 2001, we restructured our agreements with MRG and exercised our option for the worldwide marketing rights to MRG's long-term glucose sensor. Significant terms of the restructured agreements include a $30.0 million equity investment by us in MRG, a waiver by MRG of our prior purchase commitments, reduced minimum purchase commitments and purchase prices, redefinition of funding responsibilities for future joint research and development programs and the transfer of marketing rights for non-diabetes medical conditions to MRG (See further discussion in "Liquidity and Capital Resources").

    During 1999, we entered into two strategic relationships that will affect future product development, manufacturing, sales and marketing efforts, as well as financial performance. In February 1999, we entered into an agreement with Eli Lilly & Co., which we call Lilly, giving us a worldwide license to package and sell a formulation of Lilly's insulin lyspro for use with our programmable insulin infusion pumps. We will offer this insulin to our patients in pre-filled cartridges to be used exclusively in our programmable insulin infusion pumps. In June 1999, we entered into agreements with a division of Elan Corporation, plc, which we call Elan, to manufacture and market exclusively under our name for insulin delivery a disposable, constant-flow infusion system. Our current plans are to offer this disposable infusion system to patients with Type 2 diabetes, further broadening our potential markets. We will also manufacture this infusion system for Elan and its other licensees for use with a variety of other pharmaceutical compounds. Our ability to market products related to each of these agreements is subject to regulatory approval (including separate regulatory approval of the insulin to be used in connection with the disposable infusion system), the timing and certainty of which are not predictable.

RESULTS OF OPERATIONS

    The following table sets forth for the years indicated the percentage relationship to net sales of certain items in our consolidated statements of operations and the percentage changes in the dollar amounts of such items on a comparative basis for the last three fiscal years:


                                                                                      ANNUAL
                                                                                     INCREASE
                                                                                    (DECREASE)
                                                                                -----------------
                                               PERCENTAGE OF NET SALES           1998        1999
                                           -------------------------------        VS.         VS.
                                            1998         1999         2000       1999        2000
                                           -----        -----        -----
Net sales ...........................      100.0%       100.0%       100.0%      53.2%       38.7%
Cost of sales .......................       37.2%        34.3%        31.8%      41.5%       28.5%
                                           -----        -----        -----
Gross profit ........................       62.8%        65.7%        68.2%      60.1%       44.0%
Operating expenses:
  Selling, general and administrative       41.2%        41.7%        42.2%      55.0%       40.4%
  Research and development ..........       11.9%        12.6%        11.6%      62.1%       27.5%
  Research and development contract .       (4.3)%       (2.8)%        0.0%       0.0%     (100.0)%
                                           -----        -----        -----
Total operating expenses ............       48.8%        51.5%        53.8%      61.6%       44.9%
                                           -----        -----        -----
Operating income ....................       14.0%        14.2%        14.4%      54.8%       40.8%
                                           =====        =====        =====

    The following table sets forth net sales and gross profits for our significant business activities for the three years ended December 29, 2000:

                                                           FISCAL YEAR                     PERCENTAGE OF NET SALES
                                              ------------------------------------      -----------------------------
                                                1998          1999          2000         1998        1999        2000
                                              --------      --------      --------      -----       -----       -----
                                                                           (IN THOUSANDS)
NET SALES:
External pumps and related
disposables:
  External pumps:
     Domestic ..........................      $ 66,690      $108,744      $147,641       48.1%       51.2%       50.1%
     International .....................         5,815         8,290        10,755        4.2%        3.9%        3.7%
                                              --------      --------      --------      -----       -----       -----
       Subtotal ........................        72,505       117,034       158,396       52.3%       55.1%       53.8%
  Disposable products:
     Domestic ..........................        44,605        73,783       107,661       32.2%       34.8%       36.6%
     International .....................         4,646         6,639         9,756        3.4%        3.1%        3.3%
                                              --------      --------      --------      -----       -----       -----
       Subtotal ........................        49,251        80,422       117,417       35.6%       37.9%       39.9%
                                              --------      --------      --------      -----       -----       -----
Total external pumps and related
  disposables ..........................       121,756       197,456       275,813       87.9%       93.0%       93.7%
Implantable insulin pumps(1) ...........         1,391         1,811         1,329        1.0%        0.9%        0.5%
Other diabetes supplies(1) .............         6,548         8,729        11,329        4.7%        4.1%        3.8%
Glucose Monitoring Systems .............          --             163         3,195       --           0.1%        1.1%
Pharmacy products(1) ...................         8,882         4,137         2,737        6.4%        1.9%        0.9%
                                              --------      --------      --------      -----       -----       -----
          Total net sales ..............      $138,577      $212,296      $294,403      100.0%      100.0%      100.0%
                                              ========      ========      ========      =====       =====       =====
GROSS PROFITS:
   External pumps and related
     disposables:
     External pumps:
        Domestic .......................     $  53,200     $  85,061       $ 117,882       38.4%      40.1%      40.0%
        International ..................         3,621         4,641           6,154        2.6%       2.2%       2.1%
                                             ---------     ---------       ---------       ----       ----       ----
          Subtotal .....................        56,821        89,702         124,036       41.0%      42.3%      42.1%
     Disposable products:
        Domestic .......................        25,946        42,693          66,125       18.7%      20.1%      22.5%
        International ..................         2,505         3,211           5,643        1.8%       1.5%       1.9%
                                             ---------     ---------       ---------       ----       ----       ----
          Subtotal .....................        28,451        45,904          71,768       20.5%      21.6%      24.4%
                                             ---------     ---------       ---------       ----       ----       ----
   Total external pumps and related
     disposables .......................        85,272       135,606         195,804       61.5%      63.9%      66.5%
   Implantable insulin pumps(1) ........        (1,684)         (633)           (865)      -1.2%      -0.3%      -0.3%
   Other diabetes supplies(1) ..........         2,316         3,468           4,047        1.7%       1.6%       1.4%
   Glucose monitoring systems ..........          --             122           1,309         --        0.1%       0.4%
   Pharmacy products(1) ................         1,155           826             451        0.8%       0.4%       0.2%
                                             ---------     ---------       ---------       ----       ----       ----

         Total gross profits.......          $  87,059     $ 139,389       $ 200,746       62.8%      65.7%      68.2%
                                             =========     =========       =========       ====       ====       ====


(1) Implantable insulin pump sales are international, and other diabetes supplies and pharmacy products sales are primarily domestic.

FISCAL 2000 AND FISCAL 1999

    Net Sales. Consolidated net sales increased 38.7% in 2000 over 1999 to $294,403,000 from $212,296,000. Our sales growth is primarily the result of an increase of 39.7%, or $78,357,000, in sales of external pumps and related disposable products. Sales of external pumps grew 35.3% in 2000, with external pump domestic sales growing 35.8% and external pump international sales increasing 29.7%. The domestic increase is primarily related to an increase in unit volume of 37.3% moderated by a slight decrease in average selling prices. The increase in external pump international sales is unit volume driven, as realized international average sales prices were also slightly lower than in 1999.

     Commencing in the second quarter of 2000, we began selling our programmable external insulin pumps to qualified Medicare beneficiaries when the Health Care Financing Administration began covering these products. Shipments of external pumps to patients who have Medicare as their primary source of reimbursement was the major factor in the reduction of external pump average sales prices during 2000. Revenue for the Medicare patients is recognized over a payment period ranging from 13 to 15 months. The patient also has the right to return the pump at any time during the payment period. This is contrasted to our traditional sales model, where revenue is recognized upon shipment and there is no inherent right of return. During 2000 approximately 4.2% of our domestic external pump shipments were billed under the Medicare program. If the Medicare pumps shipped during 2000 had been reimbursed in our more traditional models, revenues would have increased by approximately $3.8 million with a corresponding increase in gross profits and operating results. The financial impact to our operating results of the Medicare reimbursement program is more pronounced as we start up Medicare sales activity. Over time, assuming Medicare sales volumes remain relatively consistent, the impact of the Medicare reimbursement program upon our short-term operations should diminish. Domestic external pump prices remained relatively consistent for units sold to non-Medicare patients and distributors.

    International average selling prices for pumps and related disposable products were slightly lower in 2000 compared to 1999 due to decreased exchange rates and increased sales in countries where independent dealers are utilized compared to the prices realized in the markets where we have direct sales operations.

    Sales of related disposable products increased 46.0% in 2000, with domestic sales growth at 45.9% and international sales growth at 46.9%. This increase in sales of disposable products was primarily volume driven in both the domestic and international markets. This volume increase has been a function of our external pump sales growth, as the number of patients utilizing our external pumps has almost doubled over the past two years. Prices have also increased due to two factors: first, we continue to experience a shift in product mix of the infusion sets sold, with customers moving to the more expensive models; and second, domestic average sales prices have increased as a result of processing more disposable sales directly with third-party payors through our direct sales organization, as contrasted to sales to independent dealers.

    Implantable pump sales decreased by 26.6% in 2000 over 1999. Sales activity of this product line remains limited due to the lack of required regulatory approvals, and to date, sales of implantable pumps have been generated mainly in connection with clinical trials and compassionate use of the pumps for patients who have difficulty in glucose control with other therapies. In February 2001, we submitted to the FDA our application for approval of this device in combination with the special insulin required for its use. The original implantable pump and the current enhanced version of the implantable pump have received the CE Mark permitting commercial sale in Europe, however, separate approval is required from the EU for the special insulin. The insulin is manufactured by an independent pharmaceutical company, which continues to control the European regulatory filings for its insulin. The applications for approval of the insulin in EU have been filed and are currently under review. No assurance can be given as to when any of these approvals will be received, if at all.

   Sales of other diabetes supplies increased 29.8%, or $2,600,000 in 2000 over 1999. This increase resulted from overall market growth and the continuation of internal efforts to market these products to our external pump patient base which began in 1999. Average sales prices for these products decreased in 2000 over 1999 due to competitive pressures and the addition of more Medicare patients to our patient base. Pharmaceutical products sales decreased 33.8%, or $1,400,000 in 2000 compared to 1999. While pharmacy sales continue to decrease, we maintain this business activity in anticipation of future commercial activities related to our disposable pump and pre-filled insulin cartridge product lines and to support clinical trial activity for the use of other compounds in our current infusion systems. Fiscal 2000 was the first full year of sales activity relating to our continuous glucose monitoring system, with sales increasing $3,032,000 from 1999. In addition to establishing a strong base of physicians utilizing this technology, we sold a number of systems to pharmaceutical companies for use in various diabetes drug clinical trial activities.

    Cost of Sales and Operating Expenses. Cost of sales increased 28.5% in 2000 over 1999 to $93,657,000 from $72,907,000. As a percentage of net sales, cost of sales decreased to 31.8% in 2000 from 34.3% in 1999. Our overall gross margin percentage improvement was achieved primarily through cost improvements in our external pump and related disposables product lines. Implantable pump gross margins decreased in 2000 compared to 1999 and remained negative due to the reduction in sales activity. Future margins on implantable pumps may be adversely impacted by a contractual purchase commitment for these products to MRG (see further discussion in "Liquidity and Capital Resources). Gross margins in the diabetes supply and pharmacy product lines also decreased due to the pricing pressures of these competitive environments that were partially offset by volume-based cost reductions. Gross margins on the limited volume of continuous glucose monitoring system sales were 41.0% for the year. The fully automated manufacturing operation related to this product line is currently under development and will significantly impact future margins, largely depending upon sales and manufacturing volumes.

    Gross margin percentages on worldwide sales of external pumps and the related disposable products increased to 71.0% of sales in 2000 over 68.7% in 1999. For external pumps, gross margins improved to 78.3% for 2000 compared to 76.6% in 1999. Included in cost of sales for domestic external pumps for 1999 was a nonrecurring charge of $1,500,000 related to costs required to correct the software of the Model 508 insulin pump which was launched in October 1999. Adjusted for this non-recurring charge, margins on external pumps for 1999 would have been 77.9%. While average sales prices on external pumps have decreased domestically and internationally, manufacturing costs of external pumps have also decreased due to improved manufacturing efficiencies and volume-based cost savings. Related disposable product gross margin percentages increased to 61.1% in 2000 from 57.1% in 1999. The improved margins are a function of stronger pricing achieved through our direct sales efforts and the continued worldwide shift of our customers to the higher margin products combined with continued volume-based cost reduction efforts achieved internally and with our contract manufacturers.

    Selling, general and administrative expenses increased 40.4% in 2000 over 1999 to $124,142,000 from $88,451,000. As a percentage of net sales, these expenses have increased for 2000 compared to 1999. Selling and marketing expenses increased primarily due to increased sales volumes, which led to increased sales commissions and other variable field and in-house sales costs. In 2000, we continued our expansion of the field sales presence through the addition of direct sales representatives, managed care and other payor sales representatives and nurse specialists who will enhance our ability to educate and train patients and health care professionals. We also increased international selling and marketing expenditures, expanding our operations in Germany, establishing a direct sales operation in Australia and a European headquarters in Belgium. General and administrative expenses have increased primarily due to continued investment in our information systems and related expenditures. We commenced a complete information system upgrade during 2000, with the first phase of the project scheduled to be completed by the end of 2001. In addition to information systems, our next largest investment in general and administrative expenses is in reimbursement personnel increases to support our growth and the continued shift of our domestic business activities to direct sales.

    Research and development expenses increased 27.5% in 2000 over 1999 to $34,159,000 from $26,798,000. As a percentage of sales, research and development expenses decreased to 11.6% during 2000 from 12.6% during 1999. The 2000 increase in research and development costs resulted primarily from increased expenses in the development of future generations of external pumps and their related disposable products. We continue to invest in start-up manufacturing operations for our current and future continuous glucose monitoring systems, the disposable pump product line and insulin development for all of our insulin delivery systems. Research and development expenses will continue to rise during 2001 as several products prepare for launch and enter the later stages of development. These products include our next platform of external pumps and related disposable products, the consumer version of our continuous glucose monitoring system, several insulin programs, and our disposable infusion system for the treatment of Type 2 diabetes and other medical conditions.

    From time to time we invest in new and developing technologies that may provide improvements to our core technology or that may provide additional applications for our existing technologies and products. These investments may be in the form of equity investments, loans, research and development agreements, and strategic alliances or cooperation agreements. No assurance can be given as to when such investments will provide useful new technologies or applications, if at all. Such investments may result in losses that could adversely affect our future earnings and results of operations. During 2000, we sold a portion of our investment in Trimeris, Inc., a drug-development company, recognizing a gain of approximately $11.0 million.

    Other. Other income for 2000 consisted of the capital gain described above and interest income generated from our cash, cash equivalents, and short-term investment balances. Our effective tax rate for all years has been computed giving consideration to the pretax results applicable to our foreign and domestic tax jurisdictions and a continual decrease in our valuation allowance against net deferred tax assets due to improved operating results. Our income tax obligations have been significantly reduced as a result of research and development and manufacturing tax credits. We have not incurred any material foreign income tax expense to date. Inflation has not significantly impacted our results of operations for the past three years.

FISCAL 1999 AND FISCAL 1998

    Net Sales. Consolidated net sales increased 53.2% in 1999 over 1998 to $212,296,000 from $138,577,000. Our sales growth is primarily the result of an increase of 62.2%, or $75,700,000, in sales of external pumps and related disposable products. Sales of external pumps grew 61.4% in 1999, with external pump domestic sales growing 63.1% and external pump international sales increasing 42.6%. The domestic increase is primarily related to increased unit volume combined with a small increase in average selling prices. The increase in international external pump sales is unit volume driven, as realized international average sales prices were slightly lower than in 1998. The domestic price increase was a function of the our continued efforts to increase the percentage of pump sales processed directly with third-party payors rather than selling pumps at larger discounts to independent dealers, and market acceptance of price increases on our pumps related to technological enhancements introduced during the last two years. International average selling prices for pumps and related disposable products were slightly lower in 1999 compared to 1998 due to increased sales in emerging foreign markets where independent dealers are utilized, compared to the prices realized in the markets where we have direct operations. Sales of the related disposable products increased 63.3% in 1999, with domestic sales growth at 65.4% and international sales growth at 42.9%. Similar to our external pumps, this increase in sales of disposable products was primarily volume driven in both the domestic and international markets. Two other factors influenced the sales growth of our disposable products. First, we experienced a shift in product mix of the infusion sets sold, with customers moving to the more expensive models of our infusion sets. Second, similar to our external pump product line, domestic average sales prices have increased as a result of processing more sales directly with third-party payors by our direct sales organization, as contrasted to sales to independent dealers.

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

    Sales of other diabetes supplies increased 33.3%, or $2,181,000 in 1999 over 1998. This increase resulted from overall market growth and the commencement of internal efforts to market these products to our external pump patient base. Average sales prices for these products have increased in 1999 over 1998, as a decreasing percentage of our diabetes supplies business was derived from lower paying Medicare patients. Pharmaceutical products sales decreased 53.4%, or $4,745,000 in 1999 compared to 1998. The 1999 sales decrease is a further continuation of our narrowing and restructuring of the pharmacy operations to better support our future business activities. During the fourth quarter of 1999 we recognized our first revenues on sales of the continuous glucose monitoring system.

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

     Gross margin percentages on domestic sales of external pumps and the related disposable products remained constant in 1999 compared to 1998. While average sales prices on external pumps increased, manufacturing costs of external pumps also increased, as our latest model external pump incorporates several technological advancements including a remote bolus programming device. Additionally, included in cost of sales for domestic external pumps is a nonrecurring charge of $1,500,000 million recorded in the fourth quarter of 1999 for the estimated costs of correcting a software error on certain external pumps sold in October and November of 1999. Domestic disposable product gross margin percentages remained consistent from 1999 to 1998. While the shift in product mix to more expensive infusion sets resulted in increased sales prices, the gross profit margin percentages on these enhanced infusion sets are lower due to higher costs. International gross margin percentages on external pumps and related disposable products decreased in 1999 from 1998 due to our increased expansion into new markets where we are realizing lower prices.

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

    Research and development expenses increased 62.1% in 1999 over 1998 to $26,798,000 from $16,531,000. As a percentage of sales, research and development expenses increased to 12.6% during 1999 from 11.9% during 1998. The 1999 increase in research and development costs resulted from greater resources directed toward the development of continuous glucose monitoring systems and the related pilot manufacturing operations, development efforts related to future generations of external pumps, expansion of the data communication capabilities of our products, support of efforts for the use of our core technology in the treatment of other medical conditions, and product development efforts related to our pre-filled insulin cartridge program and our disposable infusion systems. Research and development expenses will continue to rise during 2000, as we plan to introduce several new products over the next several years, including the consumer version of our continuous glucose monitoring system, new generations of external insulin pumps and related disposable products (including pre-filled insulin cartridges), expansion of our core technology for the treatment of other medical conditions and our disposable infusion system, both for the treatment of Type 2 diabetes and under our commitment to supply this product to Elan and its licensees.

    During the 1998 first quarter, we signed a research and development contract with American Medical Instruments, Inc., also known as AMI, a member of The Marmon Group of Companies. Under the terms of the agreement we performed research and development services on the development of electronics and telemetry for future models of infusion pumps. Upon achievement of quarterly performance milestones, we have received $12.0 million in funding, $6.0 million received in each of 1999 and 1998, respectively. Subject to payment of royalties to AMI, we have the right to sell products utilizing the technologies developed pursuant to the agreement on a worldwide basis, with the exception of Japan. We also have the right to purchase the technologies developed at prices ranging from an aggregate of $13.5 million to $19.0 million during certain periods commencing January 2000 and concluding April 30, 2002. During each of 1999 and 1998, we recorded the $6.0 million we received under this research and development contract as a reduction of operating expenses. Costs related to completion of the obligations under this agreement are included in research and development expense.

LIQUIDITY AND CAPITAL RESOURCES

    We generated cash from operations of $40,059,000 in 2000 compared to cash generated from operations of $10,275,000 in 1999. The increase in operating cash flows was the result of increased overall profitability and our tax benefits from the exercise of non-qualified stock options. These increases were partially offset by continued growth in our accounts receivable driven by sales growth and our continuing shift in business to direct sales and billing activities to third party payors. Cash balances were also decreased by an increase in inventories. Our inventories were increased in planning the move to our new corporate headquarters and in an effort to purchase adequate supplies of key components to support our continued sales growth.

    During 1998, we used $2,921,000 cash from operations. Our use of cash in 1998 included several factors. We used cash in 1998 to retire approximately $6,333,000 in current liabilities related to our acquisitions of HMS and DSS. These liabilities included $1,772,000 in trade payables of the HMS pharmacy operations, $1,893,000 in trade payables and accrued liabilities related to DSS operations, $1,910,000 in other accrued liabilities and all of the accrued but unpaid amounts related to the $1.0 million in merger related expenses recorded in fiscal 1997. If we had not retired these liabilities, we would have generated cash flow from operating activities of $3,412,000 rather than the $2,921,000 reported as cash used in operations. Inventory and receivable balances also increased in 1998 to support our increased business activity.

    Capital expenditures were $38,256,000 for 2000, $20,402,000 for 1999 and $18,570,000 for 1998. The 1998 and 1999 capital expenditures related primarily to building manufacturing capacity for the continuous glucose monitoring systems, as well as other building improvements, manufacturing expansion, research and development engineering equipment and information systems upgrades to support growth. The 2000 capital expenditures related primarily to furniture and equipment for our new facility, continued investment in equipment related to our new product lines, information technology spending to support our growing business activity and tooling, molds and software necessary for our future product releases. We anticipate that future capital expenditures will continue to increase at an even faster rate in support of our new product activities and to build the infrastructure necessary to accommodate continuing growth. We retired $2.8 million in bank debt related to HMS operations and used $2.7 million of cash during the first quarter of 1998 to complete our acquisition of Dartec AB, a Scandinavian distributor.

    As stated previously, we restructured our agreement with MRG in February, 2001 and exercised our option to purchase the exclusive worldwide marketing rights to MRG's long-term glucose sensor for $30.0 million. The restructured agreement with MRG requires us to make a $30.0 million equity investment in MRG, which was completed in March, 2001. Our ownership position in MRG is approximately 8.0%. Additionally, we are required to make mandatory minimum purchases of implantable pump units from MRG over the next four years in the following amounts:


          2001.......................................      $ 1,980,000
          2002.......................................        3,240,000
          2003.......................................        4,860,000
          2004.......................................        7,020,000
                                                           -----------
                    Total............................      $17,100,000
                                                           ===========

    We have accrued $3,285,000 as of December 29, 2000 related to implantable pump purchase commitments in excess of expected usage during the four-year period. In addition to these mandatory purchase commitments, to maintain exclusive marketing rights on the fully-implanted systems for periods subsequent to 2002 we are required to pay license fees of $12.5 million to MRG related to achievement of development milestones of future products for the treatment of diabetes which are in the early stages of development. Furthermore, we are required to pay additional fees of up to $12 million in periods subsequent to 2002, which amount may be reduced to the extent we purchase implantable pumps in excess of the minimum purchase requirements. In the event that we fail to satisfy the minimum purchase commitments in 2003 or 2004 or fail to render the required license fee payments, MRG has the right to repurchase all of the distribution rights for $60.0 million or purchase distribution rights to MRG's next generation implantable pump for $7.5 million. MRG has agreed to supplement our funding the development of the special insulin used in the implantable system and to fund a greater portion of the clinical trials of the long-term glucose sensor.

    In 1999, we entered into a transaction pursuant to which we began construction of corporate headquarters, research and development and manufacturing facilities on the campus of California State University, Northridge, the first phase of which was initially to be financed with a $65.0 million credit transaction. During October 2000, we negotiated with the lessors to increase this arrangement to $80.0 million to further expand this facility. The transaction was structured as a synthetic lease for the facility development and, in a related transaction, we obtained a revolving line of credit to borrow up to $15.0 million. Under the terms of the arrangement, a special purpose trust subleases the land to us and leases the improvements to us. In connection with these transactions, we pledged substantially all of our assets as collateral security and are subject to various affirmative and negative covenants regarding the conduct of our business, including restrictions on the payment of dividends, incurrence of additional debt, capital expenditures, investments, and other operating considerations. These arrangements could adversely affect our ability to acquire additional capital resources or engage in certain strategic transactions. The synthetic lease has an initial term of five years, with two one-year renewal options. Additionally, we have the option of purchasing the leasehold and improvements during this period. If we do not exercise this option, we will be forced to abandon the premises. We anticipate exercising this option prior to its expiration, which will require additional resources. The underlying ground lease has a term of 40 years with renewal options for up to an additional 40 years. Under these arrangements, we are committed to annual payments that are indexed to market interest rates and currently range from $5.5 million to $6.2 million, which we expect to commence on April 1, 2001. Additionally, we are committed to average annual payments in future periods of approximately $450,000 plus periodic cost of living adjustments, per the terms of the ground lease for the Northridge property. When the synthetic lease terminates, we will be able to assume the obligations of the special purpose trust as the lessee under the ground lease if we exercise our option to purchase.

    In September 2000, the Company entered into an agreement to lease certain computer software and hardware in conjunction with its implementation of a new enterprise resource planning system, which we call ERP. The lessors have agreed to fund up to $16.0 million under this operating lease. Upon full funding of this lease, we will be committed to annual payments not to exceed $4.0 million, depending upon the amounts drawn under this operating lease. Full funding of this lease is not expected until late 2001. The Company made payments under this lease of $538,000 during 2000.

    On October 31, 1998, we acquired DSS, a distributor of our products and other diabetes supplies located in South Florida. We acquired substantially all of the net assets of DSS with payment of $4.9 million consisting of $3.1 million in cash and $1.8 million in notes payable, all of which have been retired. In connection with this acquisition, we also assumed certain liabilities and retired approximately $2.0 million in short-term and long-term debt of DSS during the 1998 fourth quarter.

    On November 5, 1998, we entered into an agreement with a wholly-owned subsidiary of Medtronic, Inc. enabling Medtronic to purchase $30.0 million of our common stock at $15.00 per share, adjusted for two stock splits, the approximate market value of the stock at that time. Medtronic purchased 2,000,000 shares of unregistered common shares during the 1998 fourth quarter. In connection with this sale, we granted Medtronic certain registration rights associated with the shares. Other financing activities during 1998 included an unsecured line of credit which enabled us to borrow up to $10.0 million. This line of credit expired and had never been drawn and was replaced with a new credit facility, described above.

    We received $6.0 million during each of 1998 and 1999 under terms of our research and development contract with AMI. As indicated above, we have the right to either purchase the technologies developed or acquire a fully paid-up, exclusive worldwide license for these technologies, in either case at prices ranging from an aggregate of $13.5 million to $19.0 million, subject to downward adjustment through April 30, 2002. Alternatively, we may elect to pay royalties on sales of products utilizing the technology developed pursuant to the contract. It is our current intention to purchase these technologies during 2001 at a cost between $16.0 million and $17.0 million.

    Management believes that our current level of our cash and cash equivalents and short-term investments will be sufficient to meet our needs for working capital and capital expenditures for the next 24 to 36 months. The requirements for additional capital and working capital, however, are subject to change and will depend upon numerous factors, including:

    o the level of capital expenditures, especially related to the completion of our manufacturing operations for the continuous glucose monitoring system, the disposable pump operations and our various insulin projects;

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

                                                          1999
                                      --------------------------------------------
                                          Q1          Q2         Q3          Q4
                                      ---------   ---------  ---------   ---------
                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
 Net sales..........................  $  40,911   $  49,083  $  51,400   $  70,902
 Cost of sales......................     13,838      16,280     16,502      26,287
                                      ---------   ---------  ---------   ---------
 Gross profits......................  $  27,073   $  32,803  $  34,898   $  44,615
                                      =========   =========  =========   =========
 Net income.........................  $   3,782   $   4,873  $   5,816   $   7,428
                                      =========   =========  =========   =========
 Basic earnings per share...........  $    0.07   $    0.09  $    0.09   $    0.12
                                      =========   =========  =========   =========
 Diluted earnings per share.........  $    0.06   $    0.08  $    0.09   $    0.12
                                      =========   =========  =========   =========



                                                           2000
                                      --------------------------------------------
                                         Q1          Q2         Q3           Q4
                                      ---------   ---------  ---------   ---------
                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
 Net sales..........................  $  60,338   $  69,411  $  72,138   $  92,516
 Cost of sales......................     19,592      22,155     22,459      29,451
                                      ---------   ---------  ---------   ---------
 Gross profits......................  $  40,746   $  47,256  $  49,679   $  63,065
                                      =========   =========  =========   =========
 Net income.........................  $   6,247   $   8,622  $   9,525   $  18,761
                                      =========   =========  =========   =========
 Basic earnings per share...........  $    0.10   $    0.14  $    0.15   $    0.29
                                      =========   =========  =========   =========
 Diluted earnings per share.........  $    0.09   $    0.13  $    0.14   $    0.28
                                      =========   =========  =========   =========

    Our results of operations have historically fluctuated on a quarterly basis. These seasonal trends have resulted in sales and earnings for each of the first three quarters being significantly lower than sales in the fourth quarter. Fluctuations of earnings from quarter to quarter have and will continue to result from numerous factors, including:

    o response to practices of insurance companies and other third-party payors with respects to reimbursement for our products, which tend to result in increased sales of our external infusion pumps and disposables later in the calendar year, after patients' deductibles are satisfied;

    o   market acceptance of our products;

    o   timing of regulatory approvals;

    o   new product introductions;

    o   competition;

    o   our ability to manufacture our products efficiently;

    o   timing of research and development expenditures; and

    o   the structure of our sales compensation program.


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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

     The following independent auditors' report and the consolidated financial statements of MiniMed Inc. and its subsidiaries are included in Item 8:

                                                                                                                               PAGE
Independent Auditors' Report..................................................................................................  36
Consolidated Balance Sheets -- December 31, 1999 and December 29, 2000........................................................  37
Consolidated Statements of Income -- Years Ended January 1, 1999, December 31, 1999 and December 29, 2000.....................  38
Consolidated Statements of Stockholders' Equity and Comprehensive Income -- Years Ended January 1, 1999, December 31, 1999
   and December 29, 2000......................................................................................................  39
Consolidated Statements of Cash Flows -- Years Ended January 1, 1999, December 31, 1999 and December 29, 2000.................  40
Notes to Consolidated Financial Statements....................................................................................  42

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of MiniMed Inc.:

     We have audited the accompanying consolidated balance sheets of MiniMed Inc. and its subsidiaries (the "Company") as of December 31, 1999 and December 29, 2000 and the related consolidated statements of income, stockholders' equity and comprehensive income, and of cash flows for each of the three years in the period ended December 29, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and December 29, 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Los Angeles, California
February 7, 2001

                                  MINIMED INC.

                           CONSOLIDATED BALANCE SHEETS
                     DECEMBER 31, 1999 AND DECEMBER 29, 2000

                                     ASSETS

                                                                               1999           2000
                                                                           ------------   ------------
CURRENT ASSETS:
Cash and cash equivalents ..............................................   $ 92,718,000   $105,612,000
Short-term investments .................................................     77,716,000     81,976,000
Accounts receivable, net of allowance for doubtful accounts
  of $13,108,000 and $16,240,000 at December 31, 1999 and
  December 29, 2000, respectively ......................................     65,938,000     89,153,000
Inventories:
  Raw materials ........................................................      9,380,000     15,025,000
  Work-in-process ......................................................      2,315,000      2,143,000
  Finished goods .......................................................      7,643,000     14,695,000
                                                                           ------------   ------------
         Total inventories .............................................     19,338,000     31,863,000
Deferred income taxes ..................................................      9,973,000      8,424,000
Income taxes receivable ................................................      5,761,000      3,568,000
Prepaid expenses and other current assets ..............................      7,602,000     11,271,000
                                                                           ------------   ------------
         Total current assets ..........................................    279,046,000    331,867,000
NOTE RECEIVABLE FROM AFFILIATE .........................................      3,600,000      3,600,000
LONG-TERM INVESTMENTS ..................................................      8,552,000      6,655,000
DEFERRED INCOME TAXES ..................................................           --       18,672,000
OTHER ASSETS -- Net ....................................................     17,969,000     18,820,000
LAND, BUILDINGS, PROPERTY AND EQUIPMENT -- Net .........................     44,631,000     71,346,000
                                                                           ------------   ------------
         TOTAL ASSETS ..................................................   $353,798,000   $450,960,000
                                                                           ============   ============
                                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Note payable............................................................   $  1,000,000   $       --
Accounts payable .......................................................      3,573,000      6,739,000
Accrued salaries and related benefits ..................................      7,749,000      8,016,000
Accrued sales commissions ..............................................      2,964,000      1,863,000
Accrued warranties .....................................................      3,859,000      3,681,000
Accrued software refurbishment costs ...................................      1,200,000           --
Accrued related party purchase commitment obligations ..................      3,500,000      3,285,000
Other accrued expenses .................................................      1,310,000      1,380,000
                                                                           ------------   ------------
         Total current liabilities .....................................     25,155,000     24,964,000
                                                                           ------------   ------------
DEFERRED INCOME TAXES ..................................................      1,545,000           --
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, par value $.01; 100,000,000 shares authorized;
    62,300,594 and 64,547,080 shares issued and outstanding as
    of December 31, 1999 and December 29, 2000, respectively ...........        634,000        656,000
  Additional capital ...................................................    280,508,000    337,751,000
  Accumulated other comprehensive income ...............................      2,931,000      1,409,000
  Retained earnings ....................................................     43,025,000     86,180,000
                                                                           ------------   ------------
         Total stockholders' equity ....................................    327,098,000    425,996,000
                                                                           ------------   ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....................   $353,798,000   $450,960,000
                                                                           ============   ============

          See notes to consolidated financial statements.

                                  MINIMED INC.

                        CONSOLIDATED STATEMENTS OF INCOME
      YEARS ENDED JANUARY 1, 1999, DECEMBER 31, 1999 AND DECEMBER 29, 2000


                                                               FISCAL YEAR
                                              -----------------------------------------------
                                                   1998             1999            2000
                                              -------------    -------------    -------------

NET SALES .................................   $ 138,577,000    $ 212,296,000    $ 294,403,000
COST OF SALES .............................      51,518,000       72,907,000       93,657,000
                                              -------------    -------------    -------------
GROSS PROFIT ..............................      87,059,000      139,389,000      200,746,000
                                              -------------    -------------    -------------
OPERATING EXPENSES:
  Selling, general and administrative .....      57,059,000       88,451,000      124,142,000
  Research and development ................      16,531,000       26,798,000       34,159,000
  Research and development contract .......      (6,000,000)      (6,000,000)            --
                                              -------------    -------------    -------------
          Total operating expenses ........      67,590,000      109,249,000      158,301,000
                                              -------------    -------------    -------------
OPERATING INCOME ..........................      19,469,000       30,140,000       42,445,000
INTEREST EXPENSE ..........................         (47,000)        (118,000)         (50,000)
OTHER INCOME, Including interest income ...       1,503,000        5,143,000       21,639,000
                                              -------------    -------------    -------------
INCOME BEFORE INCOME TAXES ................      20,925,000       35,165,000       64,034,000
PROVISION FOR INCOME TAXES ................       7,882,000       13,266,000       20,879,000
                                              -------------    -------------    -------------
NET INCOME ................................   $  13,043,000    $  21,899,000    $  43,155,000
                                              =============    =============    =============
Basic earnings per share ..................   $        0.24    $        0.37    $        0.68
                                              =============    =============    =============

Basic weighted average shares outstanding .      53,760,000       59,294,000       63,756,000
                                              =============    =============    =============
Diluted earnings per share ................   $        0.23    $        0.35    $        0.64
                                              =============    =============    =============
Diluted weighted average shares outstanding      56,664,000       62,942,000       67,200,000
                                              =============    =============    =============

                 See notes to consolidated financial statements.

                                  MINIMED INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
      YEARS ENDED JANUARY 1, 1999, DECEMBER 31, 1999 AND DECEMBER 29, 2000

                                                           COMMON STOCK
                                                   ------------------------------      ADDITIONAL
                                                     NUMBER OF                          PAID-IN        COMPREHENSIVE
                                                       SHARES          AMOUNT           CAPITAL           INCOME
                                                   -------------    -------------    -------------     -------------
BALANCE, JANUARY 2, 1998 ......................       53,069,638         $540,000    $  73,401,000
Issuance of common stock in
 private offering (net of expenses) ...........        2,000,000           20,000       29,970,000
Exercise of stock options .....................        1,005,588           11,000        1,815,000
Tax benefit associated with stock
 option exercises .............................                                          4,972,000
Issuance of stock under employee
 stock plan ...................................          115,432            1,000        1,163,000
Stock awards to directors .....................            6,128                            76,000
Comprehensive income:
  Net income ..................................                                                        $  13,043,000
  Other comprehensive income:
    Unrealized holding loss on security,
     net of $106,000 in deferred
     income taxes .............................                                                             (326,000)
    Foreign currency translation
     adjustments ..............................                                                                5,000
                                                                                                       -------------
        Total other comprehensive loss ........                                                             (321,000)
                                                                                                       -------------
        Total comprehensive income.............                                                        $  12,722,000
                                                   -------------    -------------    -------------     =============
BALANCE, JANUARY 1, 1999 ......................       56,196,786          572,000      111,397,000
Issuance of common stock in public offering
 (net of expenses) ............................        4,345,000           44,000      140,544,000
Exercise of stock options .....................        1,652,878           17,000        5,507,000
Tax benefit associated with stock option
 exercises.....................................                                         21,034,000
Issuance of stock under employee stock plan ...          103,268            1,000        1,946,000
Stock awards to directors .....................            2,662                            80,000
Comprehensive income:
  Net income ..................................                                                        $  21,899,000
  Other comprehensive income:
    Unrealized holding gain on security, net
    of $1,416,000  in deferred income taxes ...                                                            2,310,000
  Foreign currency translation adjustments ....                                                           (117,000)
                                                                                                       -------------
        Total other comprehensive income ......                                                            2,193,000
                                                                                                       -------------
        Total comprehensive income ............                                                        $  24,092,000
                                                   -------------    -------------    -------------     =============
BALANCE, DECEMBER 31, 1999 ....................       62,300,594          634,000      280,508,000
Exercise of stock options .....................       2,185,243           22,000       14,955,000
Tax benefit associated with stock option
 exercises ....................................                                         39,703,000
Issuance of stock under employee stock plan ...           59,669                         2,498,000
Stock awards to directors .....................            1,574                            87,000
Comprehensive income:
  Net income...................................                                                        $  43,155,000
  Other comprehensive income:
    Unrealized holding gain on security, net of
      $3,433,000 in deferred income taxes......                                                            7,033,000
    Less: reclassification adjustment for gain
      included in  net income, net of
      $3,588,000 in income taxes ..............                                                           (7,415,000)
    Foreign currency translation adjustments ..                                                           (1,140,000)
                                                                                                       -------------
        Total other comprehensive loss ........                                                           (1,522,000)
                                                                                                       -------------
        Total comprehensive income ............                                                        $  41,633,000
                                                   -------------    -------------    -------------     =============

BALANCE, DECEMBER 29, 2000 ....................       64,547,080    $     656,000    $ 337,751,000
                                                   -------------    =============    =============




                                                    ACCUMULATED
                                                       OTHER
                                                   COMPREHENSIVE       RETAINED
                                                       INCOME          EARNINGS            TOTAL
                                                   -------------     -------------     -------------
BALANCE, JANUARY 2, 1998 ......................    $   1,059,000        $8,083,000        83,083,000
Issuance of common stock in
 private offering (net of expenses) ...........                                          29,990,000
Exercise of stock options .....................                                            1,826,000
Tax benefit associated with stock
 option exercises .............................                                            4,972,000
Issuance of stock under employee
 stock plan ...................................                                            1,164,000
Stock awards to directors .....................                                               76,000
Comprehensive income:
  Net income ..................................                         13,043,000        13,043,000
  Other comprehensive income:
    Unrealized holding loss on security,
     net of $106,000 in deferred
     income taxes .............................                                             (326,000)
    Foreign currency translation
     adjustments ..............................                                                5,000

        Total other comprehensive loss ........         (321,000)

        Total comprehensive income ............
                                                   -------------     -------------     -------------
BALANCE, JANUARY 1, 1999 ......................          738,000        21,126,000       133,833,000
Issuance of common stock in public offering
 (net of expenses) ...........................                                           140,588,000
Exercise of stock options .....................                                            5,524,000
Tax benefit associated with stock option
 exercises.....................................                                           21,034,000
Issuance of stock under employee stock plan ...                                            1,947,000
Stock awards to directors .....................                                               80,000
Comprehensive income:
  Net income ..................................                         21,899,000        21,899,000
  Other comprehensive income:
    Unrealized holding gain on security, net
      of $1,416,000 in deferred income taxes....                                           2,310,000
    Foreign currency translation adjustments ..                                             (117,000)

        Total other comprehensive income ......        2,193,000

        Total comprehensive income ............
                                                   -------------     -------------     -------------
BALANCE, DECEMBER 31, 1999 ....................        2,931,000        43,025,000       327,098,000
Exercise of stock options......................                                           14,977,000
Tax benefit associated with stock option
 exercises ....................................                                           39,703,000
Issuance of stock under employee stock plan ...                                            2,498,000
Stock awards to directors......................                                               87,000
Comprehensive income:
  Net income...................................                         43,155,000        43,155,000
  Other comprehensive income:
    Unrealized holding gain on security, net of
      $3,433,000 in deferred income taxes .....                                            7,033,000
    Less: reclassification adjustment for gain
      included in net income, net of $3,588,000
      in income taxes..........................                                           (7,415,000)
    Foreign currency translation adjustments ..                                           (1,140,000)

        Total other comprehensive loss ........       (1,522,000)

        Total comprehensive income ............
                                                   -------------     -------------     -------------

BALANCE, DECEMBER 29, 2000 ....................    $   1,409,000     $  86,180,000     $ 425,996,000
                                                   =============     =============     =============




          See notes to consolidated financial statements.

                                  MINIMED INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
      YEARS ENDED JANUARY 1, 1999, DECEMBER 31, 1999 AND DECEMBER 29, 2000


                                                                         1998              1999             2000
                                                                     -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .......................................................   $  13,043,000    $  21,899,000    $  43,155,000
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Depreciation ...................................................       4,134,000        7,318,000       12,057,000
  Directors' fees paid in common stock ...........................          76,000           80,000           87,000
  Deferred income taxes ..........................................      (1,629,000)      (4,305,000)     (18,512,000)
  Tax benefit from exercise of non-qualified stock options .......       4,972,000       21,034,000       39,703,000
  Changes in operating assets and liabilities:
    Accounts receivable, net .....................................     (14,439,000)     (27,150,000)     (23,400,000)
    Inventories ..................................................      (8,908,000)      (2,478,000)     (12,557,000)
    Prepaid expenses and other current assets ....................      (2,464,000)      (3,767,000)      (3,673,000)
    Other assets .................................................         940,000           44,000          134,000
    Accrued sales commissions ....................................         317,000          704,000       (1,101,000)
    Accrued salaries and related benefits ........................       1,512,000        2,518,000          304,000
    Accounts payable .............................................        (459,000)      (1,874,000)       3,179,000
    Accrued warranties ...........................................         370,000        1,031,000         (178,000)
    Income taxes .................................................         880,000       (6,916,000)       2,193,000
    Accrued software refurbishment costs .........................            --          1,200,000       (1,200,000)
    Accrued related party purchase commitment obligations ........       2,000,000        1,500,000         (215,000)
    Other accrued expenses .......................................      (3,266,000)        (563,000)          83,000
                                                                     -------------    -------------    -------------
    Net cash provided by (used in) operating activities ..........      (2,921,000)      10,275,000       40,059,000
                                                                     -------------    -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Short-term investments .........................................       5,237,000      (64,240,000)      (4,260,000)
  Sale (Acquisition) of marketable securities ....................            --               --          1,359,000
  Acquisition of Dartec A.B ......................................      (2,670,000)            --               --
  Acquisition of Diabetes Support Systems, Inc. ("DSS") ..........      (3,052,000)            --               --
  Long-term investments ..........................................      (1,140,000)            --               --
  Purchase of technology license .................................            --         (7,000,000)      (1,500,000)
  Purchase of land, buildings, property and equipment ............     (18,570,000)     (20,402,000)     (38,256,000)
                                                                     -------------    -------------    -------------
  Net cash used in investing activities ..........................     (20,195,000)     (91,642,000)     (42,657,000)
                                                                     -------------    -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable .....................................      (2,820,000)      (1,160,000)      (1,000,000)
  Repayment of notes payable in connection with DSS acquisition ..      (2,028,000)            --               --
  Proceeds from public offering, net of expenses .................            --        140,588,000             --
  Proceeds from private offering, net of expenses ................      29,990,000             --               --
  Proceeds from stock option exercises ...........................       1,826,000        5,524,000       14,977,000
  Proceeds from issuance of common stock under employee stock plan       1,164,000        1,947,000        2,498,000
                                                                     -------------    -------------    -------------
  Net cash provided by financing activities ......................      28,132,000      146,899,000       16,475,000
                                                                     -------------    -------------    -------------
Effect of cumulative foreign currency translation adjustment on
  cash and cash equivalents ......................................           5,000         (117,000)        (983,000)
                                                                     -------------    -------------    -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS ........................       5,021,000       65,415,000       12,894,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...................      22,282,000       27,303,000       92,718,000
                                                                     -------------    -------------    -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD .........................   $  27,303,000    $  92,718,000    $ 105,612,000
                                                                     =============    =============    =============
SUPPLEMENTAL CASH FLOW INFORMATION -- Cash paid during
  the period for:
    Interest .....................................................   $      62,000    $     108,000    $      60,000
    Income taxes .................................................   $   3,854,000    $   1,106,000    $     201,000


                 See notes to consolidated financial statements.

                                  MINIMED INC.

      YEARS ENDED JANUARY 1, 1999, DECEMBER 31, 1999 AND DECEMBER 29, 2000

     SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES -- The Company issued 6,128, 2,662 and 1,574 shares of common stock to certain Directors in lieu of fees during 1998, 1999 and 2000, respectively. The Company recorded an unrealized holding loss of $326,000 during 1998, an unrealized holding gain of $2,310,000 during 1999 and an unrealized holding gain of $7,033,000 during 2000, net of deferred income taxes, on marketable securities classified as long-term investments available for sale. During 1998, the Company accepted a $3.6 million note receivable from a related party in conjunction with the sale of $3.0 million of net implantable pump inventory components and $600,000 of net implantable pump fixed assets.

     On October 31, 1998, the Company acquired substantially all of the assets and certain of the liabilities of Diabetes Support Systems, Inc. ("DSS"). In connection with this acquisition, the Company paid cash as follows:

        Assets acquired:
          Property and equipment...........................  $     188,000
          Accounts receivable..............................      1,438,000
          Goodwill.........................................      8,500,000
          Inventories......................................        304,000
          Other assets.....................................         93,000
        Liabilities assumed:
          Accounts payable and accrued expenses............     (3,643,000)
          Notes payable....................................     (2,028,000)
        Long-term debt issued to sellers...................     (1,800,000)
                                                             -------------
        Cash paid in acquisition...........................  $   3,052,000
                                                             =============

                 See notes to consolidated financial statements.

                                  MINIMED INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      YEARS ENDED JANUARY 1, 1999, DECEMBER 31, 1999 AND DECEMBER 29, 2000

     The fiscal years referenced herein are as follows:

              FISCAL YEAR                                    YEAR ENDED
              -----------                                    ----------
                2000.................................    December 29, 2000
                1999.................................    December 31, 1999
                1998.................................    January 1, 1999

1. GENERAL INFORMATION

     Operations -- MiniMed Inc. ("MiniMed" or the "Company") designs, develops, manufactures, markets and sells advanced microinfusion systems and glucose monitoring systems for the intensive management of diabetes. The drug delivery systems include external and implantable microinfusion drug pumps and related disposable products which provide long-term delivery of medication for the treatment of diabetes. The Company is also developing these systems to treat other medical conditions. On June 15, 1999, the Company received Federal Drug Administration ("FDA") approval of the first generation of glucose monitoring systems which provide diabetic patients with continuous monitoring of glucose levels and may ultimately be linked to the microinfusion pumps to create an artificial pancreas. Other development efforts focus on developing non-diabetes uses of the Company's technologies. The Company generally markets its products through either a direct sales force or independent distributors in the United States and a combination of direct sales representatives and independent distributors in international markets. The main markets for products are the United States and Western Europe. Through its acquisitions of Home Medical Supply, Inc. and its affiliated companies ("HMS") and Dartec AB (now "MiniMed NordicAB") in fiscal 1997, and DSS in fiscal 1998, the Company also acts as a distributor of additional diabetes supplies and operates a pharmacy.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Stock Split -- On July 19, 2000, the Company announced a 2-for-1 stock split, in the form of a stock dividend, to result in the issuance of one additional share of common stock for every share of common stock outstanding. The stock split was effective August 2, 2000 for holders of record at the close of business on that date and was distributed on August 18, 2000. In accordance with Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share," the Company has recorded the effects of this stock split on share and per share amounts and all prior periods have been restated.

     Principles of Consolidation -- The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries, MiniMed Distribution Corp., MiniMed Development Corp., MiniMed S.A., MiniMed GmbH, MiniMed Nordic AB and MiniMed Pty. Ltd., and its indirect subsidiaries. All intercompany accounts and transactions have been eliminated. The financial statements of MiniMed S.A., MiniMed GmbH, MiniMed Nordic AB and MiniMed Pty. LTD have been translated using the exchange rates at the end of each period for balance sheet items and the weighted average exchange rates during each period for operating results. Adjustments arising from the translation of financial statements located outside the United States are recorded as a component of comprehensive income.

     Reclassifications -- Certain reclassifications have been made to various balances in the 1998 and 1999 financial statements to conform with current year presentation.

     Cash and Cash Equivalents -- The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

     Investments -- The Company classifies all of its marketable investments as available-for-sale, with unrealized holding gains and losses recorded directly to other comprehensive income. Cost approximates fair value for all short-term investments. Long-term investments include an investment in the common stock of Trimeris, Inc. The fair value of this investment was $7,412,000 and $5,515,000 at December 31, 1999 and December 29, 2000, respectively. The Company recorded an unrealized holding loss of

$326,000 during 1998, an unrealized holding gain of $2,310,000 during 1999 and an unrealized holding gain of $7,033,000 during 2000 on this investment, net of $106,000, $1,416,000 and $3,433,000, respectively in deferred income taxes. During 2000, the Company sold 213,226 shares of its investment in Trimeris common stock and recorded a gain of $11,003,000 in other income. Also, included in long-term investments at December 31, 1999 and December 29, 2000 was a $1,140,000 investment in the common stock of Pharmaceutical Discovery Corporation ("PDC") which is recorded using the cost method. PDC's chairman and majority shareholder is MiniMed's Executive Chairman. The Company owns less than 5% of PDC's common stock. Realized gains and losses and declines in value judged to be other-than-temporary are included in investment income, which is included in other income in the Company's consolidated statements of income. Realized gains and losses on short-term investments for 1998, 1999 and 2000 were not material. The Company's investment policy is to invest idle and excess funds in high grade, short-term, fixed income securities. The primary objective of investment activities is to protect capital value.

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

     Under terms of this contract, the Company may sell products developed under the agreement on a world-wide basis, except for Japan, subject to the payment of royalties to AMI. The Company may purchase the technology related to these projects from AMI at prices ranging from $13.5 million to $19.0 million through April 30, 2002. The Company has applied the principles of SFAS No. 68, "Accounting for Research and Development Contracts" to account for this transaction.

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

     Revenues and Concentration of Credit Risk -- In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," that summarizes certain of the SEC's views on applying generally accepted accounting principles to revenue recognition in the financial statements. It requires that an entity recognize revenue only when all of the following criteria are met:

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

     During 1998, 1999 and 2000, the Company derived approximately 92.4%, 93.6% and 94.2%, respectively, of its revenues from domestic sales. A significant portion of domestic revenues represents products sold by the Company directly to patients. The Company bills these patients directly or processes billing to their health care payors, which include indemnity insurers, HMOs, PPOs and various governmental agencies. Levels of payments from third-party payors and patients vary, depending upon the specific benefits provided under each patient's coverage. On an overall basis, the Company's accounts receivable balances are subject to credit risk similar to other entities dependent upon third-party health care payors and the insureds for reimbursement.

     Foreign revenues outside of France, Germany, Austria, Belgium, the Netherlands, Sweden and Australia represent sales to independent dealers. Sales to the European dealers may be shipped from the United States or through the Company's European subsidiaries. Certain foreign sales are transacted directly with patients by the Company's European subsidiaries, with reimbursement provided by the appropriate third party. No single customer represents more than 10% of the Company's sales for any period presented.

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

     Recent Accounting Pronouncement -- In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Implementation of this standard was delayed by the FASB for a 12-month period. The Company will adopt SFAS No. 133 as required for its first quarterly filing of fiscal year 2001 and the Company believes that the adoption of SFAS No. 133 will not have a material effect on the Company's operations.

3. BUSINESS COMBINATION

     On January 2, 1998, the Company acquired Dartec, now MiniMed Nordic, a distributor of diabetes products, including the Company's products, located in Sweden. The Company purchased substantially all of the net assets of MiniMed Nordic for $2.7 million. In connection with this purchase, the Company recorded $2.7 million of goodwill to other long-term assets. This goodwill is being amortized over a period of 15 years on a straight-line basis.

     On October 31, 1998, the Company acquired DSS, a distributor of diabetes products, including the Company's products, located in South Florida. The Company purchased substantially all of the net assets of DSS, and certain liabilities, for $3.1 million in cash and notes payable totaling $1.8 million. The notes payable bear interest at 6.0% and are due and payable $800,000 on October 31, 1999 and $1.0 million on October 31, 2000. Both of these notes payable and related interest have been retired. In connection with the purchase of DSS, the Company recorded $8.5 million of goodwill to other long-term assets. This goodwill is being amortized over a period of 25 years on a straight-line basis.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosure of Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments for which it is practical to estimate that value. For cash and cash equivalents the carrying amount reported in the balance sheet represents fair value. For accounts receivable, accounts payable and note payable, the carrying amount on the balance sheet also approximates fair value due to the short term nature of these instruments.

5. RELATED PARTY TRANSACTIONS

     Facilities Agreements -- During 1998, the Company leased certain warehouse facilities from Advanced Bionics Corporation ("ABC"), a company with a substantial ownership interest held by Alfred E. Mann, MiniMed's largest single stockholder and Executive Chairman. Rental expense related to this lease with ABC was $37,000, $144,000 and $149,000 during 1998, 1999 and 2000, respectively.
The Company has leased certain operating facilities to Mr. Mann under a five-year lease commitment. Rents charged under this agreement were $144,000 during each of the years ended January 1, 1999, December 31, 1999 and December 29, 2000, respectively. Rental income related to all of these leases is recorded in other income. During the fourth quarter of 2000 the Company entered into two additional short-term leases, one with ABC and one with Allecure Corporation, another entity with a substantial ownership interest by Mr. Mann.

     Relationship with Medical Research Group, Inc. ("MRG") - On September 1, 1998, the Company sold assets and transferred technology related to its implantable pump program to MRG and entered into a series of related transactions. Certain terms and conditions of these transactions were revised on February 1, 2001. MRG was founded by MR. Mann who continues to hold a substantial equity interest in MRG. Current terms and conditions of the MRG relationship, along with the financial statement effect of this relationship are summarized as follows.

     The Company sold assets, consisting primarily of inventories and equipment to MRG in exchange for a note receivable of approximately $3.6 million. No gain or loss has been recognized on the sale of these assets. The note receivable and all accrued interest have been paid in the first quarter of 2001. Interest income recognized on this note receivable was $84,000 in 1998 and $252,000 in both 1999 and 2000. The Company has also leased facilities and improvements to MRG at which MRG carries out its activities. The Company has recorded $63,000, $147,000 and $89,000 as rental income under this lease during 1998, 1999 and 2000, respectively. The obligations of MRG under such lease are guaranteed by Mr. Mann. Certain employees of the Company involved in the manufacturing operations and research and development activities related to the implantable pump product line have become employees of MRG.

     The Company maintains exclusive distribution rights to the implantable pump product line for diabetes and remains responsible for pursuing regulatory approval of this product and the special insulin required for the treatment of diabetes. MRG will provide MiniMed with up to $2.0 million in future funding to support the development and regulatory approval of insulins to be used in the implantable pump.

     The Company also obtained an option to purchase exclusive worldwide marketing rights to a long-term glucose sensor, currently under development by MRG, for $30.0 million subject to MRG's achievement of certain development milestones. MRG achieved these milestones during the fourth quarter of 2000 and the Company exercised this option in February 2001. MiniMed and MRG have a joint financial responsibility for pursuing regulatory approval of the long-term glucose sensor.

     Under terms of the restructured agreements, the Company made a $30.0 million equity investment in MRG and is required to make the following future minimum purchases of implantable pump units based upon current prices:

              2001..............................    $  1,980,000
              2002..............................       3,240,000
              2003..............................       4,860,000
              2004..............................       7,020,000
                                                    ------------
                        Total...................    $ 17,100,000
                                                    ============

     The implantable pump and related insulin have not been approved for commercial distribution in the United States. The implantable pump has been approved for commercial distribution in the European Union ("EU"), but sales will be limited until the special insulin used with the pump is approved. The Company has accrued $3,500,000 and $3,285,000 at December 31, 1999 and December 29, 2000, respectively related to implantable pump purchase commitment obligations in excess of expected usage.

     In addition to these mandatory purchase commitments, the Company is required to pay license fees of $12.5 million to MRG related to achievement of development milestones of future products for the treatment of diabetes which are in the early stages of development. Furthermore, the Company is required to pay additional fees of up to $12 million in periods subsequent to 2002, which amount may be reduced to the extent the Company purchases implantable pumps in excess of the minimum purchase requirements. In the event that the Company fails to satisfy the minimum purchase requirements in 2003 or 2004 or fails to make the license fee payments, MRG has the right to repurchase all of the Company's distribution rights for $60.0 million or purchase distribution rights to MRG's next generation implantable pump for $7.5 million.

6. LONG-TERM INVESTMENTS AND OTHER ASSETS

     Long-term investments consist of the following:

                                                         DECEMBER 31, 1999  DECEMBER 29, 2000
                                                         -----------------  -----------------
     Investment in Trimeris common stock
       -- at fair value.............................        $7,412,000        $5,515,000
     Investment in PDC common stock -- at cost .....         1,140,000         1,140,000
                                                            ----------        ----------
                                                            $8,552,000        $6,655,000
                                                            ==========        ==========

     Other assets-net consist of the following:

      Technology license ............................        $ 7,094,000        $ 8,543,000
      Goodwill in connection with MiniMed Nordic
        acquisition .................................          2,502,000          2,327,000
      Goodwill in connection with DSS acquisition ...          8,104,000          7,764,000
      Other .........................................            269,000            186,000
                                                             -----------        -----------
                                                             $17,969,000        $18,820,000
                                                             ===========        ===========

     The Company has recorded $673,000 and $1,243,000 as accumulated amortization on other assets at December 31, 1999 and December 29, 2000 respectively. The Company has also recorded $51,000 during 1998 and $570,000 during both 1999 and 2000 as amortization expense on other assets.

7. LAND, BUILDINGS, PROPERTY AND EQUIPMENT -- NET

     Land, buildings, property and equipment, net consist of the following:


                                                                                                        ESTIMATED
                                                                      DECEMBER 31,      DECEMBER 29,    USE LIVES
                                                                          1999              2000         (YEARS)
                                                                    ----------------  ---------------  ---------
                  Land, buildings and improvements...............   $    15,817,000   $    18,198,000   20 to 40
                  Machinery and equipment........................        25,963,000        44,346,000   3 to 5
                  Tooling and molds..............................         3,355,000         7,091,000      3
                  Computer software..............................         7,423,000        12,749,000      3
                  Furniture and fixtures.........................         8,062,000        16,287,000      8
                                                                    ---------------   ---------------
                                                                         60,620,000        98,671,000
                  Less accumulated depreciation..................       (15,989,000)      (27,325,000)
                                                                    ---------------   ---------------
                            Total................................   $    44,631,000   $    71,346,000
                                                                    ===============   ===============

8. EARNINGS PER SHARE

    Earnings per share ("EPS") are calculated in the following table. The reconciliation between the numerator and denominator for basic and diluted EPS is as follows:


                                                                           INCOME         SHARES      PER-SHARE
                                                                         (NUMERATOR)   (DENOMINATOR)   AMOUNT
                                                                       --------------  ------------   ---------
                  YEAR ENDED JANUARY 1, 1999:
                    Basic EPS -
                       Net income applicable to common stock......     $   13,043,000    53,760,000    $ .24
                                                                       ==============   ===========    =====
                    Effect of dilutive securities -
                       Stock options..............................                        2,904,000
                                                                       --------------   -----------    -----
                      Diluted EPS -
                       Net income applicable to common stock......     $   13,043,000    56,664,000    $ .23
                                                                       ==============   ===========    =====
                  YEAR ENDED DECEMBER 31, 1999
                    Basic EPS -
                       Net income applicable to common stock......     $   21,899,000    59,294,000    $ .37
                                                                       ==============   ===========    =====
                    Effect of dilutive securities -
                       Stock options..............................                        3,648,000
                                                                       --------------   -----------    -----
                    Diluted EPS -
                       Net income applicable to common stock......     $   21,899,000    62,942,000    $ .35
                                                                       ==============   ===========    =====
                  YEAR ENDED DECEMBER 29, 2000:
                    Basic EPS -
                       Net income applicable to common stock......     $ 43,155,000      63,756,000    $ .68
                                                                       ============     ===========    =====
                    Effect of dilutive securities -
                       Stock options..............................                        3,444,000
                                                                       --------------   -----------    -----
                    Diluted EPS -
                       Net income applicable to common stock......     $ 43,155,000      67,200,000    $ .64
                                                                       ============     ===========    =====

9. COMMITMENTS AND CONTINGENCIES

     Leases - In May 1999, the Company entered into an agreement to lease up to 28 acres of land located on the campus of California State University, Northridge, where it has constructed the first phase of a corporate headquarters, research and development and manufacturing facility. The ground lease has an initial term of 40 years with renewal options for up to an additional 40 years. Pursuant to the terms of the ground lease, the Company made payments of $400,000 and $300,000 during 1999 and 2000, respectively, and is committed to average annual payments in future periods of approximately $450,000 plus periodic cost of living adjustments.

     In May 1999, the Company also entered into a transaction pursuant to which it now leases certain buildings constructed on the land described above. The lessors of the buildings originally committed to fund up to a maximum of $65.0 million for the first phase of construction of the buildings and provided the Company with a $15.0 million revolving line of credit that has never been drawn. During October 2000, the Company successfully negotiated an increase of this lease arrangement to $80.0 million in order to expand the development of this facility. Under the terms of the transaction, a special purpose trust subleases the land, buildings and improvements to the Company. The lease has an initial term of five years, with two one-year renewal options. Under the revised arrangement, the Company is committed to annual rent payments under this operating lease that are indexed to market interest rates and currently range from $5.5 million to $6.2 million commencing on April 1, 2001. The Company began relocating portions of its operations to the Northridge site late in the third quarter of 2000 and recorded $800,000 as rent expense under this lease during 2000. Construction on the unfinished buildings at Northridge continued during the fourth quarter of 2000 and is scheduled to be completed in the first quarter of 2001.

     In connection with these transactions, the Company pledged substantially all of its assets as collateral security, and is subject to various affirmative and negative covenants regarding the conduct of its business including restrictions on the payment of dividends and the incurrence of additional debt. These arrangements could adversely affect the Company's ability to acquire additional capital resources or engage in certain strategic transactions. The Company's February 2001 exercise of its $30.0 million option to purchase exclusive worldwide marketing rights of MRG's long-term glucose sensor combined with its $30.0 million equity investment in MRG violated certain covenants of the arrangement. The lessors have provided the Company with a waiver regarding these covenants and have restructured the lease to provide for these transactions in subsequent periods.

     In September 2000, the Company entered into an agreement to lease certain computer software and hardware in conjunction with its implementation of a new enterprise resource planning ("ERP") system. The lessors have agreed to fund up to $16.0 million for this lease. Upon full funding of this lease, the Company will be committed to annual payments not to exceed $4.0 million, depending upon the amounts drawn under this operating lease. Full funding of this lease is not expected until late 2001. The Company made payments under this lease of $538,000 during 2000.

    As part of its ERP activities, the Company entered into a contract with Siemens Medical Solutions Health Services Corporation, formerly Shared Medical Systems Corporation ("SMS"), licensing medical billing software and support services. After significant evaluation of the SMS product it has been determined that the SMS product will not integrate effectively with the Company's selected ERP system. When it became clear that the integration issue could not be solved, the Company notified SMS of its intent to cancel the agreement. SMS responded by claiming the Company is in breach of the agreement. The parties are currently in discussions to resolve this situation.

     Legal Proceedings - On February 9, 1999, the Company was served with a complaint filed in the Civil District Court For the Parish of Orleans, State of Louisiana, by Diabetes Resources, Inc., which is also known as Insulin Infusion Specialties ("IIS"). The Company and IIS entered into an Educational Dealer Agreement in July, 1997, relating to the distribution of certain MiniMed products by IIS. The Company declined to renew that agreement, pursuant to its terms, as of December 31, 1998. IIS is alleging that MiniMed engaged in unfair competition, breached the agreement, violated applicable trade secret laws and defamed IIS. IIS did not specify the amount of damages it is seeking in its complaint. The Company believes that it has meritorious defenses to IIS's claims. The action was removed to Federal Court, and the Company has filed an answer denying the material allegations, and filed a counterclaim seeking damages for unfair trade practices. The Company has filed an amended counterclaim seeking damages based on IIS's failure to pay amounts due and owing. The Company believes that it has meritorious defenses to the claims asserted by IIS. Trial in the matter is scheduled for September 2001. Discovery in this litigation is continuing.

     During the normal course of business, the Company may be subject to other litigation involving various business matters. Management believes that an adverse outcome of any such known matters would not have a material adverse impact on the Company's financial statements.

10. STOCKHOLDERS' EQUITY

     Stock Options and Purchase Plan -- The Company has granted stock options under its incentive stock plan ("stock option plan"), which provides that options may have a term of up to 10 years and become exercisable and vest in annual increments of up to six years. Options to purchase an additional 4,911,172 shares are available for grant at December 29, 2000. Stock option plan activity is as follows:


                                                                                      WEIGHTED
                                                                                    AVERAGE PRICE
                                                                SHARES                PER SHARE
                                                              ---------             -------------
      Outstanding options at January 2, 1998........          6,996,624                $  3.90
      Options granted...............................          1,632,000                $ 11.43
      Options exercised.............................         (1,005,588)               $  1.92
      Options canceled..............................           (151,800)               $  6.86
                                                              ---------
      Outstanding options at January 1, 1999........          7,471,236                $  5.75
      Options granted...............................          2,137,000                $ 23.22
      Options exercised.............................         (1,652,878)               $  3.34
      Options canceled..............................           (216,000)               $ 13.08
                                                              ---------
      Outstanding options at December 31, 1999......          7,739,358                $ 10.81
      Options granted...............................          1,847,500                $ 47.65
      Options exercised.............................         (2,185,243)               $  6.91
      Options canceled..............................           (147,800)               $ 18.19
                                                              ---------
      Outstanding options at December 29, 2000......          7,253,815                $ 21.39
                                                              =========


          The following table summarizes information about stock options outstanding at December 29, 2000:


                                                                                                SHARES
                             NUMBER                 WEIGHTED              WEIGHTED            EXERCISABLE        WEIGHTED
      RANGE OF           OUTSTANDING AT         AVERAGE REMAINING          AVERAGE          AT DECEMBER 29,       AVERAGE
   EXERCISE PRICES      DECEMBER 29, 2000       CONTRACTUAL LIFE       EXERCISE PRICE            2000         EXERCISE PRICE
-------------------    ------------------      ------------------      --------------      ---------------    --------------
$   1.25 -   3.69           1,294,075                 2.36                $   2.43             1,174,075         $   2.30
$   3.79 -   9.44           1,041,824                 4.51                    8.02               488,624             7.40
$   9.69 -  20.38           1,320,761                 5.25                   11.16               532,761            10.36
$  21.31 -  37.08           1,844,250                 6.28                   23.85               271,584            22.85
$  37.91 -  64.06           1,752,905                 7.25                   48.45                32,500            55.04
                           ----------                 ----                --------            ----------         --------
                            7,253,815                 5.38                $  21.39             2,499,544         $   7.93
                           ==========                 ====                ========            ==========         ========


     During 1996, the Company's stockholders approved an employee stock purchase plan ("stock purchase plan"). Substantially all of the Company's employees are eligible to participate in the stock purchase plan through regular payroll deductions. Options under the stock purchase plan are granted for an indeterminable number of shares on semi-annual offering dates and are automatically exercised six months from the offering date, subject to the right of participating employees to withdraw from the stock purchase plan prior to the expiration of the relevant six-month period. Options are exercised at the lesser of: (1) 85% of the fair market value of the common stock on the offering date; or (2) 85% of the fair market value of the common stock on the exercise date. Transfer of shares issued under the stock purchase plan is prohibited for one year from the exercise date. Transactions related to the employee stock purchase plan are summarized as follows:

                                                                           WEIGHTED AVERAGE
                                                           SHARES           EXERCISE PRICE
                                                        -----------         --------------
Shares available at January 2, 1998................       3,841,088
Exercised..........................................         115,432            $ 10.09
                                                        -----------            -------
Shares available at January 1, 1999................       3,725,656
Exercised..........................................         103,268            $ 18.89
                                                        -----------            -------
Shares available at December 31, 1999..............       3,622,388
Exercised..........................................          59,669            $ 41.92
                                                        -----------            -------
Shares available at December 29, 2000..............       3,562,719
                                                        ===========

     All stock options are granted at the fair market value of the Company's common stock at the grant date. The aggregate estimated fair value of options granted in 1998, 1999 and 2000 was $14,230,000, $30,834,000 and $56,245,000,
respectively. The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plan and stock purchase plan. Accordingly, no compensation cost for the Company's stock option plan and stock purchase plan has been recognized in 1998, 1999 or 2000. Had compensation cost for the Company's stock option plan and stock purchase plan been determined based on the fair value at the grant dates for awards under those plans consistent with SFAS No. 123, the Company's net income and earnings per share for the years ended January 1, 1999, December 31, 1999 and December 29, 2000 would have been reduced to the pro forma amounts indicated below:

                                                                                    YEAR ENDED
                                                                  -----------------------------------------------
                                                                    JANUARY 1,   DECEMBER 31,       DECEMBER 29,
                                                                       1999           1999              2000
                                                                  -------------  --------------    --------------
Net income to common stockholders:
  As reported.................................................    $  13,043,000  $   21,899,000    $   43,155,000
  Pro forma...................................................    $  10,420,000  $   15,354,000    $   29,133,000
Net income per common and common equivalent share:
  As reported -- basic........................................    $       0.24   $         0.37    $         0.68
  Pro forma -- basic..........................................            0.19             0.26              0.46
  As reported -- diluted......................................            0.23             0.35              0.64
  Pro forma -- diluted........................................            0.18             0.24              0.43


     The fair value of options granted under the stock option plan during 1998, 1999 and 2000 was determined using the Black-Scholes option pricing model utilizing the following weighted-average assumptions:


                                                                      YEAR ENDED
                                                     ----------------------------------------------
                                                     JANUARY 1,     DECEMBER 31,       DECEMBER 29,
                                                        1999            1999               2000
                                                     ----------     -----------        ----------
                Dividend yield...................           0%              0%                 0%
                Volatility.......................          51%             57%                64%
                Risk-free interest rate..........        5.45%           5.22%              6.49%
                Expected lives...................     7 years         6 years            6 years



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

11. EMPLOYEE BENEFIT PLAN

     The Company has a defined contribution plan which is available to substantially all full-time employees of the Company. During 1995 and future periods, the Company is obligated to contribute a certain percentage of all employee contributions with limits specified by the Plan. Contributions to the Plan in the years ended January 1, 1999, December 31, 1999 and December 29, 2000 were $387,000, $625,000 and $878,000, respectively.

12. INCOME TAXES

     Pretax income (loss) for the three years in the period ended December 29, 2000 was subject to income tax in the following jurisdictions:


                                                                                   YEAR ENDED
                                                               ------------------------------------------------
                                                                  JANUARY 1,      DECEMBER 31,     DECEMBER 29,
                                                                     1999             1999             2000
                                                               ---------------  ---------------  --------------
                  Domestic.................................    $   21,270,000   $   36,370,000   $  66,893,000
                  Foreign..................................          (345,000)      (1,205,000)     (2,859,000)
                                                               --------------   --------------   -------------
                  Pretax income............................    $   20,925,000   $   35,165,000   $  64,034,000
                                                               ==============   ==============   =============


    Significant components of the provision for income taxes are as follows:


                                                                                    YEAR ENDED
                                                                 -----------------------------------------------
                                                                   JANUARY 1,      DECEMBER 31,     DECEMBER 29,
                                                                      1999             1999             2000
                                                                 --------------  ---------------  --------------
                 Current:
                   Federal..................................     $   4,142,000   $   (2,972,000)  $    (145,000)
                   Foreign..................................            30,000           52,000         255,000
                   State....................................           367,000         (543,000)       (422,000)
                                                                 -------------   --------------   -------------
                                                                     4,539,000       (3,463,000)       (312,000)
                 Effect of nonqualified stock option
                   exercises upon income taxes currently
                   payable..................................         4,972,000       21,034,000      39,703,000
                 Deferred:
                   Federal..................................        (1,545,000)      (2,823,000)    (13,356,000)
                   State....................................           (84,000)      (1,482,000)     (5,156,000)
                                                                 -------------   --------------      ----------
                                                                    (1,629,000)      (4,305,000)    (18,512,000)
                                                                 -------------   --------------   --------------
                                                                 $   7,882,000   $   13,266,000   $  20,879,000
                                                                 =============   ==============   =============



     The components of deferred income tax assets (liabilities) at December 31, 1999 and December 29, 2000 are as follows:


                                                              DECEMBER 31, 1999             DECEMBER 29, 2000
                                                       ----------------------------  -----------------------------
                                                           FEDERAL         STATE        FEDERAL           STATE
                                                       -------------   ------------  -------------    ------------

               Current deferred tax assets:
                 Accrued warranties.................   $   1,312,000   $    112,000  $   1,288,000   $      94,000
                 NOL carryforwards..................       2,365,000        340,000           --              --
                 Accrued vacation...................         485,000         58,000        755,000          54,000
                 Allowance for doubtful
                    accounts........................       3,664,000        684,000      5,114,000         374,000
                 Reserve for obsolete inventory.....         536,000         46,000        631,000          46,000
                 Other..............................         371,000         --             68,000            --
                                                       -------------   ------------  -------------    ------------
                                                           8,733,000      1,240,000      7,856,000         568,000
               Long-term deferred tax (liabilities)
                 assets and tax credits:
                 NOL carryforwards..................         --              --          9,350,000       6,022,000
                 Depreciation.......................      (1,521,000)      (189,000)      (715,000)        (41,000)
                 Unrealized gain on securities......      (1,840,000)      (157,000)    (1,706,000)       (125,000)
                 Tax credits........................       1,000,000      1,162,000      3,938,000         715,000
                 Other..............................         --              --          1,150,000          84,000
                                                       -------------   ------------  -------------    ------------
                                                          (2,361,000)       816,000     12,017,000       6,655,000
                                                       -------------   ------------  -------------    ------------
               Net deferred tax assets..............   $   6,372,000   $  2,056,000  $  19,873,000    $  7,223,000
                                                       =============   ============  =============    ============

     A reconciliation of the Company's provision for income taxes for 1998, 1999 and 2000 to the U.S. Federal Statutory rates is as follows:


                                                                                       YEAR ENDED
                                                                     ---------------------------------------------
                                                                       JANUARY 1,     DECEMBER 31,    DECEMBER 29,
                                                                          1999            1999            2000
                                                                     -------------  ---------------  -------------
               Provision for income taxes at U.S. statutory
                 rates..........................................     $   7,324,000  $   12,308,000   $  22,412,000
               State taxes, net of Federal benefit..............           655,000       1,811,000       2,497,000
               Non-deductible expenses..........................            99,000         273,000         427,000
               Foreign loss not usable..........................           121,000         422,000       1,001,000
               Reduction of valuation allowance.................          (270,000)        (36,000)             --
               Research and development income tax credits......                --      (1,000,000)     (4,554,000)
               California manufacturer's investment income
                 tax credit.....................................                --        (500,000)       (700,000)
               Other............................................           (47,000)        (12,000)       (204,000)
                                                                     -------------  --------------  --------------
                                                                     $   7,882,000  $   13,266,000  $   20,879,000
                                                                     =============  ==============  ==============

13. OPERATING SEGMENTS AND OPERATIONS BY GEOGRAPHIC AREA

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



                OPERATING SEGMENTS                                  1998              1999              2000
                ------------------                            ----------------  ----------------  ---------------
                Net sales:
                  Pharmaceutical products.................    $     8,882,000   $     4,137,000   $    2,737,000
                  External infusion pumps.................         72,505,000       117,034,000      158,396,000
                  Related disposable products.............         49,251,000        80,422,000      117,417,000
                  Implantable pumps.......................          1,391,000         1,811,000        1,329,000
                  Glucose monitoring systems..............                 --           163,000        3,195,000
                  Other diabetes supplies.................          6,548,000         8,729,000       11,329,000
                                                              ---------------   ---------------   --------------
                          Total net sales.................    $   138,577,000   $   212,296,000   $  294,403,000
                                                              ---------------   ---------------   --------------
                Gross profit:
                  Pharmaceutical products.................    $     1,155,000   $       826,000   $      451,000
                  External infusion pumps.................         56,821,000        89,702,000      124,036,000
                  Related disposable products.............         28,451,000        45,904,000       71,768,000
                  Implantable pumps.......................         (1,684,000)         (633,000)        (865,000)
                  Glucose monitoring systems..............                 --           122,000        1,308,000
                  Other diabetes supplies.................          2,316,000         3,468,000        4,048,000
                                                              ---------------   ---------------   --------------
                          Total gross profit..............    $    87,059,000   $   139,389,000   $  200,746,000
                                                              ---------------   ---------------   --------------
                Operating profit (loss):
                  Pharmaceutical products.................    $    (1,378,000)  $    (2,805,000)  $   (1,036,000)
                  Diabetes products.......................         20,847,000        32,945,000       43,481,000
                                                              ---------------   ---------------   ---------------
                          Total operating profit..........    $    19,469,000   $    30,140,000   $   42,445,000
                                                              ---------------   ---------------   ---------------
                Interest expense..........................            (47,000)         (118,000)         (50,000)
                Other income..............................          1,503,000         5,143,000       21,639,000
                                                              ---------------   ---------------   ---------------
                Income before income taxes................    $    20,925,000   $    35,165,000   $   64,034,000
                                                              ===============   ===============   ==============
                Identifiable assets:
                  Pharmaceutical products.................    $     4,458,000   $     6,012,000   $    3,372,000
                  Diabetes products.......................        153,194,000       347,786,000      447,588,000
                                                              ---------------   ---------------   --------------
                          Total...........................    $   157,652,000   $   353,798,000   $  450,960,000
                                                              ===============   ===============   ==============


     Capital expenditures and depreciation expense related to the Company's pharmaceutical products operations are not material compared to its diabetes products operations for the three years presented.



          GEOGRAPHIC AREAS                                                1998              1999             2000
                                                                    ----------------  ----------------  ---------------
          NET SALES:
            North America.......................................    $   127,981,000   $   198,641,000   $   277,435,000
            Europe..............................................         10,596,000        13,655,000        16,297,000

            Australia...........................................              --                --              671,000
                                                                    ----------------  ----------------  ---------------
            Consolidated........................................    $   138,577,000   $   212,296,000   $   294,403,000
                                                                    ===============   ===============   ===============
          OPERATING INCOME (LOSS):
            North America.......................................    $    20,099,000   $    31,236,000   $    44,691,000
            Europe..............................................           (630,000)       (1,096,000)       (2,184,000)

            Australia...........................................              --                --              (62,000)
                                                                    ----------------  ----------------  ---------------
            Consolidated........................................    $    19,469,000   $    30,140,000   $    42,445,000
                                                                    ===============   ===============   ===============
          IDENTIFIABLE ASSETS AT END OF PERIOD:
            North America.......................................    $   149,768,000   $   344,446,000   $   433,867,000
            Europe..............................................          7,884,000         9,352,000        16,296,000

            Australia...........................................             --                 --              797,000
                                                                    ----------------  ----------------  ---------------
            Consolidated........................................    $   157,652,000   $   353,798,000   $   450,960,000
                                                                    ===============   ===============   ===============


                                  MINIMED INC.

                VALUATION AND QUALIFYING ACCOUNTS -- SCHEDULE II


                      COLUMN A                    COLUMN B        COLUMN C -- ADDITIONS       COLUMN D         COLUMN E
                      --------                 -------------  ---------------------------  --------------   --------------
                                                 BALANCE AT     CHARGED TO    CHARGED TO                      BALANCE AT
                                                  BEGINNING      COSTS AND      OTHER                           END OF
        DESCRIPTION                               OF PERIOD     EXPENSES(1)    ACCOUNTS      DEDUCTIONS         PERIOD
        -----------                            -------------  --------------  ----------   --------------   --------------
        Allowance for doubtful accounts:
          1998.............................    $   6,250,000  $   4,505,000                $  (1,911,000)   $    8,844,000
          1999.............................    $   8,844,000  $   7,292,000                $  (3,028,000)   $   13,108,000
          2000.............................    $  13,108,000  $   3,653,000                $    (521,000)   $   16,240,000
        Accrued warranties:
          1998.............................    $   2,458,000  $   1,537,000                $  (1,167,000)   $    2,828,000
          1999.............................    $   2,828,000  $   1,597,000                $    (566,000)   $    3,859,000
          2000.............................    $   3,859,000  $   1,352,000                $  (1,530,000)   $    3,681,000
        Accrued related party purchase
         commitment obligations:
          1998.............................    $          --  $   2,000,000                $          --    $    2,000,000
          1999.............................    $   2,000,000  $   1,500,000                $          --    $    3,500,000
          2000.............................    $   3,500,000  $          --                $     (215,000)  $    3,285,000

----------

(1) The allowance for doubtful accounts represents charges to bad debt expense for the year.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     Information regarding our Directors and Executive Officers is incorporated by reference to our definitive Proxy Statement for our annual meeting of stockholders which is to be held on June 7, 2001. The Proxy Statement will be filed with the Securities Exchange Commission no later than 120 days after December 29, 2000. We refer to the Proxy Statement to be filed as the "2001 Proxy."

ITEM 11. EXECUTIVE COMPENSATION

     Information with respect to this item is incorporated by reference to our 2001 Proxy.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information with respect to this item is incorporated by reference to our 2001 Proxy.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

    Information with respect to this item is incorporated by reference to our 2001 Proxy.

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

      3(i).1      Amended and Restated Certificate of Incorporation (included as Exhibit 3(i).1 to the Company's
                  Quarterly Report on Form 10-Q for the period ended July 2, 1999 which is incorporated herein by reference).

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

      3(ii).6     Amendment to Bylaws of MiniMed Inc. adopted October 13, 1999. (included as Exhibit 3(ii).6 to the Company's
                  Annual Report on Form 10-K for the year ended December 31, 1999 which is incorporated herein by reference).

      3(ii).7     Amendment to Bylaws of MiniMed Inc. (included as Exhibit 3(ii).1 to the Company's Quarterly Report on Form 10-Q
                  for the period ended September 29, 2000 which is incorporated herein by reference).

      3(ii).8     Amendment to Bylaws of MiniMed Inc. (included as Exhibit 3(ii).2 to the Company's Quarterly Report on Form 10-Q
                  for the period ended September 29, 2000 which is incorporated herein by reference).

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

     10.6         First Amendment to Participation Agreement and Related Documents among MiniMed Development Corp. as
                  Construction Agent and Lessee, MiniMed Inc. and First Security Bank, N.A. as Trustee, et. Al. dated October 30,
                  2000 (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September
                  29, 2000 which is incorporated herein by reference).

     10.7         Revolving Credit Agreement dated as of May 18, 1999, among MiniMed Inc., the Revolving Credit Lenders and ING
                  (U.S.) Capital LLC (included as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 1999 which is incorporated herein by reference).

     10.8         Security Agreement dated as of May 18, 1999, among MiniMed Inc., certain subsidiaries of MiniMed Inc. and ING
                  (U.S.) Capital LLC (included as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 1999 which is incorporated herein by reference).

     10.9         Change of Control Agreement dated August 12, 1999 between MiniMed Inc. and Stephen Bowman (included as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended October 1, 1999 which is incorporated herein by reference).

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

     10.14        Change of Control Agreement dated March 1, 1999 between MiniMed Inc. and Kevin R. Sayer (included as Exhibit
                  10.5 to the Company's Quarterly Report on Form 10-Q for the period ended April 2, 1999 which is incorporated herein by reference).

     10.15        Change of Control Agreement dated August 12, 2000 between MiniMed Inc. and Steven Schultz

     10.16        Change of Control Agreement dated October 19, 2000 between MiniMed Inc. and Kevin Wells

     10.17        Third Amended and Restated 1994 Stock Incentive Plan (Incorporated by reference from Exhibit 4.1 to Post
                  Effective Amendment No. 2 to the Company's Registration Statement on Form S-8 filed by the Company on September
                  16, 1999, registration no. 33-95630).

     10.18        MiniMed Inc. 1994 Stock Incentive Plan -- Form of Option. (included as Exhibit 10.15 to the Company's Annual



                  Report on Form 10-K for the year ended December 31, 1999 which is incorporated herein by reference).

     10.19        MiniMed Inc. 1992 Stock Incentive Plan -- Form of Option (included as Exhibit 4.4 to the Company's Registration
                  Statement on Form S-1 (file no. 33-92710) which is incorporated herein by reference).

     10.20        MiniMed Inc. 1992 Stock Incentive Plan -- Amendment to Form of Option (included as Exhibit 10.17 to the
                  Company's Annual Report on Form 10-K for the year ended
                  December 31, 1999 which is incorporated herein by
                  reference).

     10.21        MiniMed Technologies Limited Amended and Restated 1992 Option Plan (included as Exhibit 10.17 to the Company's Registration Statement on Form S-1 (file no. 33-92710) which is incorporated herein by reference).

     10.22        MiniMed Inc. Option Agreement -- Assumption of MiniMed Technologies Limited Options (included as Exhibit 10.18 to the Company's Registration Statement on Form S-1 (file no. 33-92710) which is incorporated herein by reference).

     10.23        License Supply and Distribution Agreement between Eli Lilly and Company and MiniMed Inc. dated February 1, 1999
                  (included as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 1999 which is incorporated herein by reference).

     10.24        Amendment to License Supply and Distribution Agreement between Eli Lilly and Company and MiniMed Inc. dated as
                  June 28, 1999 (included as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the period ended
                  July 2, 1999 which is incorporated herein by reference).

     10.25        License Agreement dated February 13, 1980, as amended December 10, 1990, by and between Applied Physics
                  Laboratory of the Johns Hopkins University, Pacesetter Infusion, Ltd. And MiniMed Technologies Limited
                  (included as Exhibit 10.24 to the Company's Registration Statement on Form S-1 (file no. 33-92710) which is incorporated herein by reference).

     10.26        Development, License and Supply Agreement between Elan Pharmaceutical Technologies, Elan Pharma International
                  Limited and MiniMed Inc. dated June 11, 1999 (included as Exhibit 10.9 to the Company's Quarterly Report on
                  Form 10-Q for the period ended July 2, 1999 which is incorporated herein by reference).

     10.27        License and Manufacturing Agreement between Elan Pharmaceutical Technologies, Elan Pharma
                  International Limited and MiniMed Inc. dated June 11, 1999 (included as Exhibit 10.10 to the Company's
                  Quarterly Report on Form 10-Q for the period ended July 2, 1999 which is incorporated herein by reference).

     10.28        License Agreement dated as of October 1, 1993 by and between MiniMed Inc. and Wilson Greatbatch Ltd. (included as Exhibit 10.25 to the Company's Registration Statement on Form S-1 (file no. 33-92710) which is incorporated herein by reference).

     10.29        Form of Indemnity Agreement between MiniMed Inc. and each of its officers and directors (included as Exhibit
                  10.27 to the Company's Registration Statement on Form S-1 (file no. 33-92710) which is incorporated herein by reference).

     10.30        MiniMed Inc. Non-Employee Director Deferred Stock Units Plan (included as Exhibit 10.14 to the Company's 1995
                  Annual Report on Form 10-K which is incorporated herein by reference).

     10.31        MiniMed Inc. Employee Stock Purchase Plan (included as Exhibit 10.15 to the Company's 1995 Annual Report on
                  Form 10-K which is incorporated herein by reference).

     10.32        Lease dated as of August 1, 1995, as amended by Amendment thereto dated as of July 1, 1996, by and between
                  MiniMed Inc. and Alfred E. Mann (included as Exhibit 10.17 to the Company's 1996 Annual Report on Form 10-K
                  which is incorporated herein by reference).

     10.33        Lease dated as of October 15, 2000 by and between MiniMed Inc. and Advanced Bionics Corporation.

     10.34        Lease dated as of October 15, 2000 by and between MiniMed Inc. and AlleCure.

     10.35        Agreement Regarding Implantable Pump Business dated September 1, 1998, by and between Medical
                  Research Group, LLC, a California limited liability company and MiniMed Inc., a Delaware corporation (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q which is incorporated by reference herein).

     10.36        Implantable Pump License and Distribution Agreement dated September 1, 1998, by and between
                  Medical Research Group, LLC, a California limited liability company and MiniMed Inc., a Delaware corporation
                  (included as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q which is incorporated by reference herein).

     10.37        Glucose Sensor Option Agreement dated September 1, 1998, by and between Medical Research Group, LLC, a
                  California limited liability company and MiniMed Inc., a Delaware corporation (included as Exhibit 10.3 to the
                  Company's Quarterly Report on Form 10-Q which is incorporated by reference herein).

     10.38        Guarantee of Alfred E. Mann dated September 1, 1998 (included as Exhibit 10.4 to the Company's Quarterly

                  Report on Form 10-Q which is incorporated by reference herein).

     10.39        Amended and Restated Implantable Pump License and Distribution Agreement dated February 1, 2001, by and between
                  Medical Research Group, Inc., a Delaware corporation and MiniMed Inc., a Delaware corporation.

     10.40        Amendment to Glucose Sensor Option Agreement dated February 1, 2001, by and between Medical Research Group,
                  Inc., a Delaware corporation and MiniMed Inc., a Delaware corporation.

     10.41        Stock Purchase Agreement dated February 1, 2001, by and between Medical Research Group, Inc., a Delaware corporation and MiniMed Inc., a Delaware corporation.

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

                               MINIMED INC.


Date: March 28, 2001           By:             /s/ ALFRED E. MANN
                                    -------------------------------------------
                                                  Alfred E. Mann
                                                     Executive
                                                     Chairman

Date: March 28, 2001           By:             /s/ KEVIN R. SAYER
                                    -------------------------------------------
                                                  Kevin R. Sayer
                                          Senior Vice President, Finance
                                           and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                       SIGNATURE                                                 TITLE                                   DATE
                       ---------                                                 -----                                   -----
                  /s/ ALFRED E. MANN                     Director, Executive Chairman                               March 28, 2001
-----------------------------------------------------
                    Alfred E. Mann

                 /s/ TERRANCE H. GREGG                   Director, President, and Chief Operating Officer           March 28, 2001
-----------------------------------------------------
                   Terrance H. Gregg

                  /s/ KEVIN R. SAYER                     Senior Vice President, Finance and Chief Financial         March 28, 2001
-----------------------------------------------------    Officer (Principal Financial and Accounting Officer)
                    Kevin R. Sayer

                /s/ DAVID CHERNOF, M.D.                  Director                                                   March 28, 2001
-----------------------------------------------------
                  David Chernof, M.D.

               /s/ CAROLYNE KAHLE DAVIS                  Director                                                   March 28, 2001
-----------------------------------------------------
                 Carolyne Kahle Davis

                 /s/ WILLIAM R. GRANT                    Director                                                   March 28, 2001
-----------------------------------------------------
                   William R. Grant

                  /s/ DAVID MACCALLUM                    Director                                                   March 28, 2001
-----------------------------------------------------
                    David MacCallum

                /s/ JAY SKYLER, M.D.                     Director                                                   March 28, 2001
-----------------------------------------------------
                  Jay Skyler, M.D.

                 /s/ THOMAS R. TESTMAN                   Director                                                   March 28, 2001
-----------------------------------------------------
                   Thomas R. Testman

                 /s/ JOHN C. VILLFORTH                   Director                                                   March 28, 2001
-----------------------------------------------------
                   John C. Villforth



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

      3(i).1       Amended and Restated Certificate of Incorporation (included as Exhibit 3(i).1 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 1999 which is incorporated herein by reference).

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

      3(ii).6      Amendment to Bylaws of MiniMed Inc. adopted October 13, 1999. (included as Exhibit 3(ii).6 to the Company's
                   Annual Report on Form 10-K for the year ended December 31, 1999 which is incorporated herein by reference).

      3(ii).7      Amendment to Bylaws of MiniMed Inc. (included as Exhibit 3(ii).1 to the Company's Quarterly Report on Form 10-Q
                   for the period ended September 29, 2000 which is incorporated herein by reference).

      3(ii).8      Amendment to Bylaws of MiniMed Inc. (included as Exhibit 3(ii).2 to the Company's Quarterly Report on Form 10-Q
                   for the period ended September 29, 2000 which is incorporated herein by reference).

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

     10.6          First Amendment to Participation Agreement and Related Documents among MiniMed Development Corp. as
                   Construction Agent and Lessee, MiniMed Inc. and First Security Bank, N.A. as Trustee, et. Al. dated October 30,
                   2000 (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September
                   29, 2000 which is incorporated herein by reference).

     10.7          Revolving Credit Agreement dated as of May 18, 1999, among MiniMed Inc., the Revolving Credit Lenders and ING
                   (U.S.) Capital LLC (included as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 1999 which is incorporated herein by reference).

     10.8          Security Agreement dated as of May 18, 1999, among MiniMed Inc., certain subsidiaries of MiniMed Inc. and ING
                   (U.S.) Capital LLC (included as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 1999 which is incorporated herein by reference).

     10.9          Change of Control Agreement dated August 12, 1999 between MiniMed Inc. and Stephen Bowman (included as
                   Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended October 1, 1999 which is incorporated herein by reference).

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

     10.14         Change of Control Agreement dated March 1, 1999 between MiniMed Inc. and Kevin R. Sayer (included as Exhibit
                   10.5 to the Company's Quarterly Report on Form 10-Q for the period ended April 2, 1999 which is incorporated herein by reference).

     10.15         Change of Control Agreement dated August 12, 2000 between MiniMed Inc. and Steven Schultz

     10.16         Change of Control Agreement dated October 19, 2000 between MiniMed Inc. and Kevin Wells

     10.17         Third Amended and Restated 1994 Stock Incentive Plan (Incorporated by reference from Exhibit 4.1 to Post
                   Effective Amendment No. 2 to the Company's Registration Statement on Form S-8 filed by the Company on September
                   16, 1999, registration no. 33-95630).

     10.18         MiniMed Inc. 1994 Stock Incentive Plan -- Form of Option. (included as Exhibit 10.15 to the Company's Annual
                   Report on Form 10-K for the year ended December 31, 1999 which is incorporated herein by reference).

     10.19         MiniMed Inc. 1992 Stock Incentive Plan -- Form of Option (included as Exhibit 4.4 to the Company's Registration
                   Statement on Form S-1 (file no. 33-92710) which is incorporated herein by reference).

     10.20         MiniMed Inc. 1992 Stock Incentive Plan -- Amendment to Form of Option (included as Exhibit 10.17 to the
                   Company's Annual Report on Form 10-K for the year ended December 31, 1999 which is incorporated herein by reference).

     10.21         MiniMed Technologies Limited Amended and Restated 1992 Option Plan (included as Exhibit 10.17 to the Company's
                   Registration Statement on Form S-1 (file no. 33-92710) which is incorporated herein by reference).

     10.22         MiniMed Inc. Option Agreement -- Assumption of MiniMed Technologies Limited Options (included as Exhibit 10.18 to the Company's Registration Statement on Form S-1 (file no. 33-92710) which is incorporated herein by reference).

     10.23         License Supply and Distribution Agreement between Eli Lilly and Company and MiniMed Inc. dated February 1, 1999
                   (included as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 1999 which is incorporated herein by reference).


                   Amendment to License Supply and Distribution Agreement between Eli Lilly and Company and MiniMed Inc. dated as

     10.24         June 28, 1999 (included as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the period ended
                   July 2, 1999 which is incorporated herein by reference).

     10.25         License Agreement dated February 13, 1980, as amended December 10, 1990, by and between Applied Physics
                   Laboratory of the Johns Hopkins University, Pacesetter Infusion, Ltd. And MiniMed Technologies Limited
                   (included as Exhibit 10.24 to the Company's Registration Statement on Form S-1 (file no. 33-92710) which is incorporated herein by reference).

     10.26         Development, License and Supply Agreement between Elan Pharmaceutical Technologies, Elan Pharma International
                   Limited and MiniMed Inc. dated June 11, 1999 (included as Exhibit 10.9 to the Company's Quarterly Report on
                   Form 10-Q for the period ended July 2, 1999 which is incorporated herein by reference).

     10.27         License and Manufacturing Agreement between Elan Pharmaceutical Technologies, Elan Pharma International
                   Limited and MiniMed Inc. dated June 11, 1999 (included as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 1999 which is incorporated herein by reference).

     10.28         License Agreement dated as of October 1, 1993 by and between MiniMed Inc. and Wilson Greatbatch Ltd. (included as Exhibit 10.25 to the Company's Registration Statement on Form S-1 (file no. 33-92710) which is incorporated herein by reference).

     10.29         Form of Indemnity Agreement between MiniMed Inc. and each of its officers and directors (included as Exhibit
                   10.27 to the Company's Registration Statement on Form S-1 (file no. 33-92710) which is incorporated herein by reference).

     10.30         MiniMed Inc. Non-Employee Director Deferred Stock Units Plan (included as Exhibit 10.14 to the Company's 1995
                   Annual Report on Form 10-K which is incorporated herein by reference).

     10.31         MiniMed Inc. Employee Stock Purchase Plan (included as Exhibit 10.15 to the Company's 1995 Annual Report on
                   Form 10-K which is incorporated herein by reference).

     10.32         Lease dated as of August 1, 1995, as amended by Amendment thereto dated as of July 1, 1996, by and between
                   MiniMed Inc. and Alfred E. Mann (included as Exhibit 10.17 to the Company's 1996 Annual Report on Form 10-K
                   which is incorporated herein by reference).

     10.33         Lease dated as of October 15, 2000 by and between MiniMed Inc. and Advanced Bionics Corporation.

     10.34         Lease dated as of October 15, 2000 by and between MiniMed Inc. and AlleCure.

     10.35         Agreement Regarding Implantable Pump Business dated September 1, 1998, by and between Medical Research Group,
                   LLC, a California limited liability company and MiniMed Inc., a Delaware corporation (included as
                   Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q which is incorporated by reference herein).

     10.36         Implantable Pump License and Distribution Agreement dated September 1, 1998, by and between Medical Research
                   Group, LLC, a California limited liability company and MiniMed Inc., a Delaware corporation (included as
                   Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q which is incorporated by reference herein).

     10.37         Glucose Sensor Option Agreement dated September 1, 1998, by and between Medical Research Group, LLC, a
                   California limited liability company and MiniMed Inc., a Delaware corporation (included as Exhibit 10.3 to the
                   Company's Quarterly Report on Form 10-Q which is incorporated by reference herein).

     10.38         Guarantee of Alfred E. Mann dated September 1, 1998 (included as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q which is incorporated by reference herein).

     10.39         Amended and Restated Implantable Pump License and Distribution Agreement dated February 1, 2001, by and between
                   Medical Research Group, Inc., a Delaware corporation and MiniMed Inc., a Delaware corporation.

     10.40         Amendment to Glucose Sensor Option Agreement dated February 1, 2001, by and between Medical Research Group,
                   Inc., a Delaware corporation and MiniMed Inc., a Delaware corporation.

     10.41         Stock Purchase Agreement dated February 1, 2001, by and between Medical Research Group, Inc., a Delaware corporation and MiniMed Inc., a Delaware corporation.

     21.1          Subsidiaries of the Company.

     23.1          Consent of Deloitte & Touche LLP.