Form 10-Q
period 2001-03-30
MINIMED INC
filed 2001-05-14
CIK 945801

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2001

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM _____ TO ______

                         COMMISSION FILE NUMBER 0-26268


                                  MINIMED INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                                 ---------------


               DELAWARE                                    95-4408171
   (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
         IDENTIFICATION NO.)                     INCORPORATED OR ORGANIZATION)

 18000 DEVONSHIRE STREET, NORTHRIDGE, CA                       91342
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

             TITLE OF EACH CLASS                OUTSTANDING AT MAY 9, 2001
             -------------------                --------------------------
         COMMON STOCK, $.01 PAR VALUE                   64,734,216

===============================================================================

                                     INDEX

                                  MINIMED INC.

                                                                                                        PAGE
                                                                                                        NUMBER
                                                                                                        ------
PART I.  FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements and Notes....................................         3
         Consolidated Balance Sheets (Unaudited) -- December 29, 2000 and March 30, 2001..........         3
         Consolidated Statements of Income (Unaudited) -- Three months ended March 31, 2000
           and March 30, 2001.....................................................................         4
         Consolidated Statements of Cash Flows (Unaudited) -- Three months ended
           March 31, 2000 and March 30, 2001......................................................         5
         Notes to Consolidated Financial Statements (Unaudited)...................................         6
Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations....................................................        11
Item 3.  Quantitative and Qualitative Disclosures About Market Risk...............................        19

PART II. OTHER INFORMATION........................................................................        19
Item 1.  Legal Proceedings........................................................................        19
Item 2.  Changes in Securities and Use of Proceeds................................................        19
Item 3.  Defaults Upon Senior Securities..........................................................        19
Item 4.  Submission of Matters to a Vote of Security Holders......................................        19
Item 5.  Other Information........................................................................        19
Item 6.  Exhibits and Reports on Form 8-K.........................................................        19
SIGNATURE.........................................................................................        20
INDEX TO EXHIBITS.................................................................................        21


                          PART I. FINANCIAL INFORMATION

               ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

                                  MINIMED INC.
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      DECEMBER 29, 2000 AND MARCH 30, 2001

                                     ASSETS

                                                                                     2000              2001
                                                                                --------------   -------------
                                                                                          (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents ..................................................   $ 105,612,000   $  57,907,000
  Short-term investments .....................................................      81,976,000      75,229,000
  Accounts receivable, net of allowance for doubtful accounts of $16,240,000
    and $17,075,000 at December 29, 2000 and March 30, 2001, respectively ....      89,153,000      86,844,000
  Inventories ................................................................      31,863,000      35,018,000
  Deferred income taxes ......................................................       8,424,000       8,600,000
  Income taxes receivable ....................................................       3,568,000       1,608,000
  Prepaid expenses and other current assets ..................................      11,271,000      12,411,000
                                                                                 -------------   -------------
              Total current assets ...........................................     331,867,000     277,617,000
NOTE RECEIVABLE FROM AFFILIATE ...............................................       3,600,000            --
LONG-TERM INVESTMENTS ........................................................       6,655,000      35,893,000
DEFERRED INCOME TAXES ........................................................      19,063,000      17,082,000
OTHER ASSETS - Net ...........................................................      18,820,000      52,462,000
LAND, BUILDINGS, PROPERTY AND EQUIPMENT - Net ................................      71,346,000      73,501,000
                                                                                 -------------   -------------
TOTAL ASSETS .................................................................   $ 451,351,000   $ 456,555,000
                                                                                 =============   =============

                      LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
  Accounts payable ...........................................................   $   6,739,000   $   6,281,000
  Accrued salaries and related benefits ......................................       8,016,000       6,359,000
  Accrued sales commissions ..................................................       1,863,000         861,000
  Accrued warranties .........................................................       3,681,000       3,690,000
  Accrued related party purchase commitment obligations ......................       3,285,000       3,085,000
  Other accrued expenses .....................................................       1,380,000       2,599,000
                                                                                 -------------   -------------
             Total current liabilities .......................................      24,964,000      22,875,000
                                                                                 -------------   -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, par value $.01; 100,000,000 shares authorized; 64,547,080 and
    64,664,116 shares issued and outstanding as of December 29, 2000 and March
    30, 2001, respectively ...................................................         656,000         656,000
   Additional capital ........................................................     337,751,000     339,515,000
   Accumulated other comprehensive income (loss) .............................       1,800,000      (2,422,000)
   Retained earnings .........................................................      86,180,000      95,931,000
                                                                                 -------------   -------------
              Total stockholders' equity .....................................     426,387,000     433,680,000
                                                                                 -------------   -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...................................   $ 451,351,000   $ 456,555,000
                                                                                 =============   =============


                 See notes to consolidated financial statements.

                                  MINIMED INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
              THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 30, 2001

                                                                              2000                2001
                                                                          -----------         -----------
                                                                                     (UNAUDITED)
NET SALES .....................................................            $60,338,000        $80,007,000
COST OF SALES .................................................             19,592,000         26,075,000
                                                                           -----------        -----------
GROSS PROFIT ..................................................             40,746,000         53,932,000
                                                                           -----------        -----------
OPERATING EXPENSES:
  Selling, general and administrative .........................             25,903,000         37,493,000
  Research and development ....................................              7,804,000          9,969,000
                                                                           -----------        -----------
            Total operating expenses ..........................             33,707,000         47,462,000
                                                                           -----------        -----------
OPERATING INCOME ..............................................              7,039,000          6,470,000
OTHER INCOME, Including interest income .......................              2,722,000          7,655,000
                                                                           -----------        -----------
INCOME BEFORE INCOME TAXES ....................................              9,761,000         14,125,000
PROVISION FOR INCOME TAXES ....................................              3,514,000          4,374,000
                                                                           -----------        -----------
NET INCOME ....................................................            $ 6,247,000        $ 9,751,000
                                                                           ===========        ===========
BASIC EARNINGS PER SHARE ......................................            $      0.10        $      0.15
                                                                           ===========        ===========
BASIC WEIGHTED AVERAGE SHARES
   OUTSTANDING ................................................             62,850,000         64,594,000
                                                                           ===========        ===========
DILUTED EARNINGS PER SHARE ....................................            $      0.09        $      0.15
                                                                           ===========        ===========
DILUTED WEIGHTED AVERAGE SHARES
   OUTSTANDING ................................................             66,374,000         66,693,000
                                                                           ===========        ===========


                       See notes to consolidated financial
statements.

                                  MINIMED INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 30, 2001


                                                                                           2000                      2001
                                                                                      -------------              -------------
                                                                                                     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES -
Net income ...................................................................        $   6,247,000              $   9,751,000
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization ..............................................            2,534,000                  3,807,000
  Directors fees paid in common stock ........................................               20,000                     49,000
  Deferred income taxes ......................................................            1,916,000                  3,313,000
  Tax benefit from exercise of non-qualified stock options ...................            4,971,000                    903,000
  Changes in operating assets and liabilities:
    Accounts receivable, net .................................................            1,584,000                  1,964,000
    Inventories ..............................................................           (3,955,000)                (3,462,000)
    Prepaid expenses and other current assets ................................              961,000                 (1,170,000)
    Other assets .............................................................               17,000                    (46,000)
    Accounts payable .........................................................              771,000                   (416,000)
    Accrued salaries and related benefits ....................................           (2,408,000)                (1,622,000)
    Accrued sales commissions ................................................           (2,322,000)                (1,002,000)
    Accrued warranties .......................................................             (222,000)                     9,000
    Income taxes receivable...................................................              943,000                  1,960,000
    Accrued software refurbishment costs .....................................           (1,200,000)                      --
    Accrued related party purchase commitment obligations.....................                 --                     (200,000)
    Other accrued expenses ...................................................             (474,000)                 1,233,000
                                                                                      -------------              -------------
    Net cash provided by operating activities ................................            9,383,000                 15,071,000
                                                                                      -------------              -------------
CASH FLOWS FROM INVESTING ACTIVITIES -
    Short-term investments ...................................................          (14,944,000)                 6,747,000
    Sale of marketable securities ............................................               38,000                    641,000
    Note receivable from affiliate ...........................................                 --                    3,600,000
    Investment in Medical Research Group, Inc. ("MRG") .......................                 --                  (31,753,000)
    Investment in Diabetes Manager.com .......................................                 --                   (3,000,000)
    Acquisition of Magnolia Medical ..........................................                 --                   (3,726,000)
    Purchase of technology license ...........................................                 --                  (30,000,000)
    Purchase of land, buildings, property and equipment ......................          (10,148,000)                (5,831,000)
                                                                                      -------------              -------------
    Net cash used in investing activities ....................................          (25,054,000)               (63,322,000)
                                                                                      -------------              -------------
CASH FLOWS FROM FINANCING ACTIVITIES -
    Proceeds from stock option exercises .....................................            6,153,000                    812,000
                                                                                      -------------              -------------
    Net cash provided by financing activities ................................            6,153,000                    812,000
                                                                                      -------------              -------------
    Effect of foreign exchange rates on cash .................................                5,000                   (266,000)
NET DECREASE IN CASH AND CASH
     EQUIVALENTS .............................................................           (9,513,000)               (47,705,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF
     PERIOD ..................................................................           92,718,000                105,612,000
                                                                                      =============              =============
CASH AND CASH EQUIVALENTS, END OF
     PERIOD ..................................................................        $  83,205,000              $  57,907,000
                                                                                      =============              =============
SUPPLEMENTAL CASH FLOW INFORMATION -
     Cash paid during the period for:
     Interest ................................................................        $        --                $        --
     Income taxes ............................................................        $        --                $     193,000



SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITY - The Company recorded an unrealized holding gain of $5,424,000 during the three months ended March 31, 2000, net of estimated income taxes on marketable securities classified as long-term investments available for sale. The Company issued 502 and 1,357 shares of common stock to certain Directors in lieu of fees during the three months ended March 31, 2000 and March 30, 2001, respectively.

                 See notes to consolidated financial statements.

                                  MINIMED INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 30, 2001

The fiscal years referenced herein are as follows:


FISCAL YEAR                                                         YEAR ENDED
-----------                                                      ----------------
2001............................................................ December 28, 2001
2000............................................................ December 29, 2000


NOTE 1. BASIS OF PRESENTATION

     The accompanying unaudited financial statements of MiniMed Inc. (the "Company" or "MiniMed") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements included in the Annual Report of MiniMed filed on Form 10-K with the Securities and Exchange Commission for the year ended December 29, 2000. The results of operations for the three months ended March 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2001.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Reclassifications - Certain reclassifications have been made to various balances in the 2000 financial statements to conform with current year presentation.

     Income Taxes - Net income and earnings per share for the three months ended March 31, 2000 and March 30, 2001 reflect income taxes which have been recorded at the Company's estimated effective tax rate for the year. This estimated income tax rate has been determined by giving consideration to the pretax earnings and losses applicable to foreign and domestic tax jurisdictions.

     Adoption of SFAS No. 133 - Effective December 30, 2000, MiniMed adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. To date, MiniMed has not invested in derivative instruments or engaged in hedging activities. Consequently, the adoption of SFAS No. 133 did not have a material effect on the Company's financial statements.

NOTE 3. WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES
        OUTSTANDING

     In accordance with SFAS No. 128, "Earnings Per Share", basic earnings per share ("EPS") for the three months ended March 31, 2000 and March 30, 2001, were computed by dividing net income by weighted average common shares outstanding during the periods presented. Diluted earnings per share for the periods presented were computed by dividing net income by weighted average common and common equivalent shares outstanding, computed in accordance with the treasury stock method. The computation of basic and diluted EPS is as follows:


                                                                     THREE MONTHS ENDED         THREE MONTHS ENDED
                                                                       MARCH 31, 2000              MARCH 30, 2001
                                                                     ------------------         ------------------
BASIC EPS COMPUTATION
Numerator:
Net income applicable to common stock ...........................        $ 6,247,000                  $ 9,751,000
Denominator:
Weighted average common shares outstanding ......................         62,850,000                   64,594,000
                                                                         -----------                  -----------
Basic earnings per share ........................................        $      0.10                  $      0.15
                                                                         ===========                  ===========
DILUTED EPS COMPUTATION
Numerator:
Net income applicable to common stock ...........................        $ 6,247,000                  $ 9,751,000
                                                                         -----------                  -----------
Denominator:
Weighted average common shares outstanding ......................         62,850,000                   64,594,000
Effect of dilutive securities
     Stock options ..............................................          3,524,000                    2,099,000
                                                                         -----------                  -----------
Diluted weighted average shares outstanding .....................         66,374,000                   66,693,000
                                                                         -----------                  -----------
Diluted earnings per share ......................................        $      0.09                  $      0.15
                                                                         ===========                  ===========

                                  MINIMED INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 30, 2001 (CONTINUED)


NOTE 4. CONSOLIDATED BALANCE SHEET COMPONENTS

Certain balance sheet components are as follows:


                                                                                   DECEMBER 29,                MARCH 30,
                                                                                       2000                       2001
                                                                                  --------------              -------------
                                                                                                  (UNAUDITED)
Inventories:
  Raw materials ............................................................      $  15,025,000               $  18,856,000
  Work-in-progress .........................................................          2,143,000                   1,854,000
  Finished goods............................................................         14,695,000                  14,308,000
                                                                                  -------------               -------------
Total.......................................................................      $  31,863,000               $  35,018,000
                                                                                  =============               =============
Land, building, Property and equipment:
  Land, buildings and improvements .........................................      $  18,198,000               $  17,555,000
  Machinery and equipment ..................................................         44,346,000                  46,806,000
  Tooling and molds ........................................................          7,091,000                   7,662,000
  Computer software ........................................................         12,749,000                  14,290,000
  Furniture and fixtures ...................................................         16,287,000                  18,261,000
                                                                                  -------------               -------------
                                                                                     98,671,000                 104,574,000
Less accumulated depreciation ..............................................        (27,325,000)                (31,073,000)
                                                                                  -------------               -------------
Total ......................................................................      $  71,346,000               $  73,501,000
                                                                                  =============               =============
Other assets:
  Technology license .......................................................      $   8,543,000               $  38,530,000
  Goodwill .................................................................         10,091,000                  13,686,000
  Other ....................................................................            186,000                     246,000
                                                                                  -------------               -------------
Total ......................................................................      $  18,820,000               $  52,462,000
                                                                                  =============               =============
Long-term investments:
  Investment in Trimeris common stock - at fair value ......................      $   5,515,000               $        --
  Investment in Diabetes Manager.com - at cost .............................               --                     3,000,000
  Investment in MRG common stock - at cost .................................               --                    31,753,000
  Investment in PDC common stock - at cost .................................          1,140,000                   1,140,000
                                                                                  -------------               -------------
Total ......................................................................      $   6,655,000               $  35,893,000
                                                                                  =============               =============

The Company has recorded $1,243,000 and $1,385,000 as accumulated amortization on other assets at December 29, 2000 and March 30, 2001, respectively.

                                  MINIMED INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 30, 2001 (CONTINUED)

NOTE 5. COMPREHENSIVE INCOME

    The Company's total comprehensive income was as follows:


                                                                                THREE MONTHS ENDED
                                                                         ----------------------------------
                                                                         MARCH 31, 2000      MARCH 30, 2001
                                                                         --------------      --------------
Net income .........................................................     $  6,247,000        $  9,751,000
Other comprehensive income (loss):
  Foreign currency translation
    Adjustments ....................................................            6,000            (858,000)
  Unrealized gain on securities:
      Unrealized holding gain ......................................        8,300,000                --
      Less: reclassification adjustment for
         gain included in net income ...............................         (307,000)         (4,881,000)
                                                                         ------------        ------------
  Other comprehensive income (loss),
    before income taxes ............................................        7,999,000          (5,739,000)
  Income tax expense (benefit) related
    to items of other comprehensive
    income (loss) ..................................................        2,876,000          (1,517,000)
                                                                         ------------        ------------
  Other comprehensive income (loss) ................................        5,123,000          (4,222,000)
                                                                         ============        ============
Total comprehensive income .........................................     $ 11,370,000        $  5,529,000
                                                                         ============        ============

NOTE 6. COMMITMENTS AND CONTINGENCIES

     Leases - In May 1999, the Company entered into an agreement to lease up to 28 acres of land located on the campus of California State University, Northridge, where it has constructed the first phase of a corporate headquarters, research and development and manufacturing facility. The ground lease has an initial term of 40 years with renewal options for up to an additional 40 years. Pursuant to the terms of the ground lease, the Company made payments of $75,000 during the first quarter of both 2000 and 2001, and is committed to average annual payments in future periods of approximately $450,000 plus periodic cost of living adjustments.

     In May 1999, the Company also entered into a transaction pursuant to which it now leases certain buildings constructed on the land described above. The lessors of the buildings originally committed to fund up to a maximum of $65.0 million for construction of the buildings and provided the Company with a $15.0 million revolving line of credit that has never been drawn. During October 2000, the Company negotiated an increase of this lease arrangement to $80.0 million in order to expand the development of this facility. Under the terms of the transaction, a special purpose trust subleases the land, buildings and improvements to the Company. The lease has an initial term of five years, with two one-year renewal options. Under the revised arrangement, the Company is committed to annual rent payments under this operating lease that are indexed to market interest rates and currently range from $5.5 million to $6.2 million commencing on April 1, 2001. The Company began relocating portions of its operations to the Northridge site late in the third quarter of 2000 and recorded $1,374,000 as rent expense under this lease during the three months ended March 30, 2001.

     In connection with these transactions, the Company pledged substantially all of its assets as collateral security, and is subject to various affirmative and negative covenants regarding the conduct of its business including restrictions on the payment of dividends and the incurrence of additional debt. These arrangements could adversely affect the Company's ability to acquire additional capital resources or engage in certain strategic transactions. In February 2001 the Company made a payment of $30.0 million in connection with the exercise of an option to acquire the exclusive worldwide marketing rights of a long-term implantable glucose sensor developed by Medical Research Group, Inc. ("MRG"), which option had been acquired by the Company in 1998. Concurrently, the Company made a $31.8 million equity investment. In connection with the MRG transactions, the lessors have provided the Company with a waiver regarding certain covenants implicated by the transaction.

                                  MINIMED INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 30, 2001 (CONTINUED)


     In September 2000, the Company entered into an agreement to lease certain computer software and hardware in conjunction with its implementation of a new enterprise resource planning ("ERP") system. The lessors have agreed to fund up to $16.0 million for this lease. Upon full funding of this lease, the Company will be committed to annual payments not to exceed $4.0 million, depending upon the amounts drawn under this operating lease. Full funding of this lease is not expected until late 2001. The Company made payments under this lease of $748,000 during the three months ended March 30, 2001.

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

NOTE 7. OPERATING SEGMENTS AND OPERATIONS BY GEOGRAPHIC AREA

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


                                                            THREE MONTHS ENDED
      OPERATING SEGMENTS                             MARCH 31, 2000      MARCH 30, 2001
      ------------------                            ----------------    ---------------
      Net sales:
        Pharmaceutical products.................    $       765,000     $       674,000
        External infusion pumps.................         32,499,000          40,768,000
        Related disposable products.............         23,779,000          34,339,000
        Implantable pumps.......................            300,000             351,000
        Glucose monitoring systems..............            649,000             690,000
        Other diabetes supplies.................          2,346,000           3,185,000
                                                    ---------------     ---------------
                Total net sales.................    $    60,338,000     $    80,007,000
                                                    ---------------     ---------------
      Gross profit:
        Pharmaceutical products.................    $        85,000     $       156,000
        External infusion pumps.................         25,759,000          32,935,000
        Related disposable products.............         13,849,000          20,133,000
        Implantable pumps.......................            (45,000)           (581,000)
        Glucose monitoring systems..............            304,000             268,000
        Other diabetes supplies.................            794,000           1,021,000
                                                    ---------------     ---------------
                Total gross profit..............    $    40,746,000     $    53,932,000
                                                    ---------------     ---------------
      Operating profit (loss):
        Pharmaceutical products.................    $      (413,000)    $      (164,000)
        Diabetes products.......................          7,452,000           6,634,000
                                                    ---------------     ---------------
                Total operating profit..........    $     7,039,000     $     6,470,000
                                                    ---------------     ---------------
      Other income (including interest income)..          2,722,000           7,655,000
                                                    ---------------     ---------------
      Income before income taxes................    $     9,761,000     $    14,125,000
                                                    ===============     ===============



       Identifiable assets:                          DECEMBER 29, 2000     MARCH 30, 2001
                                                     -----------------     --------------
         Pharmaceutical products.................    $     3,372,000     $     3,525,000
         Diabetes products.......................        447,979,000         453,030,000
                                                     ---------------     ---------------
                 Total...........................    $   451,351,000     $   456,555,000
                                                     ===============     ===============



     Capital expenditures and depreciation expense related to the Company's pharmaceutical products operations are not material compared to its diabetes products operations for the three months ended March 31, 2000 and for the three months ended March 30, 2001.



                                                                             THREE MONTHS ENDED
          GEOGRAPHIC AREAS                                           MARCH 31, 2000      MARCH 30, 2001
          ----------------                                          ----------------    ---------------
          NET SALES:
            North America.......................................    $    56,732,000     $    73,105,000
            Europe..............................................          3,606,000           6,710,000
            Australia...........................................            --                  192,000
                                                                    ---------------     ----------------
            Consolidated........................................    $    60,338,000     $    80,007,000
                                                                    ===============     ===============
          OPERATING INCOME (LOSS):
            North America.......................................    $     7,023,000     $     6,347,000
            Europe..............................................             16,000             136,000
            Australia...........................................            --                  (13,000)
                                                                    ---------------     ---------------
            Consolidated........................................    $     7,039,000     $     6,470,000
                                                                    ===============     ===============


          IDENTIFIABLE ASSETS AT END OF PERIOD:                    DECEMBER 29, 2000    MARCH 30, 2001
                                                                   -----------------    ---------------
            North America.......................................    $   434,258,000     $   439,378,000
            Europe..............................................         16,296,000          16,582,000
            Australia...........................................            797,000             595,000
                                                                    ---------------     ---------------
            Consolidated........................................    $   451,351,000     $   456,555,000
                                                                    ===============     ===============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this quarterly report. Some of the information in this quarterly report contains forward-looking statements, including statements relating to the anticipated operating results, growth and financial resources of our company, development, manufacture, introduction, and commercial acceptance of new products, the development of new markets, trends relating to certain expenses, obtaining and maintaining regulatory approval, acceptance of new products, obtaining and maintaining reimbursement for our products, the impact of the Medicare reimbursement program on average sales price of our external insulin pumps and short term operations, the future commercial activities of our pharmacy relating to disposable pump and pre-filled insulin cartridge product lines and to support clinical trial activities, the impact of a fully automated manufacturing operation for our continuous glucose monitoring system on gross margins, our ability to exercise the option to purchase the leasehold and improvements relating to our new headquarters, our ability to exercise the option to purchase certain technical developments from AMI, our ability to manufacture and distribute our products, our success in maintaining our license agreements with Medical Research Group, Inc., which we call MRG, and the success of MRG's product development, manufacturing operations and general performance. The forward-looking statements are based on assumptions, including assumptions of future events. Although we believe that our expectations are based on reasonable assumptions, the actual results and our financial position will vary from those projected or implied in the forward-looking statements, and the variances may be material. Such variances result from the risks and uncertainties which affect our business, including changes in economic and market conditions, acceptance of our products by health care and reimbursement communities, health care legislation and regulation, new developments in diabetes therapy, administrative and regulatory approval and related considerations, competitive developments, technical risks associated with product development, effective integration of our acquisitions, maintenance and execution of strategic alliances and other factors discussed in our filings with the Securities and Exchange Commission.

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

     Product development and manufacturing operations have focused on four product lines: external pumps, disposable products used with our external pumps, continuous glucose monitoring systems, and implantable insulin pumps. Future development of the external pump and disposable product lines will focus upon improving the existing technology for its current use in diabetes treatment, with the ultimate objective of linking the insulin delivery systems to a continuous glucose monitoring system. Our objective is to create an "artificial pancreas", capable of controlling glucose levels in patients without significant patient intervention. Our infusion pump technology may also be used for the treatment of other medical conditions.

     Our continuous glucose monitoring system has been characterized as a first of its kind technology, and full commercialization will be subject to successful implementation of manufacturing, sales, marketing and reimbursement plans. Sales of continuous glucose monitoring systems commenced in 1999, as we launched a physician version of this product line after receiving regulatory approval in June 1999. We filed an application with the Food and Drug Administration, which we call the FDA for approval of our consumer version of this product in August 2000. The FDA has indicated that a panel meeting will be required for recommendation of the consumer device prior to commercial approval. No such meeting has been scheduled. Additionally, in order for our consumer continuous glucose monitoring system to be marketed and sold under the labeling that we have requested, the FDA has required that we provide them with more clinical data and has indicated that they will not schedule the panel meeting hearing until the data is provided. We are currently preparing our response to the FDA.

     On September 1, 1998, we sold assets and transferred technology related to our implantable pump program to MRG. Alfred E. Mann, our founder, Executive Chairman and largest stockholder, also founded MRG and he continues to hold a substantial equity interest in MRG. As part of the transaction to transfer this technology, we acquired an option to purchase worldwide exclusive marketing rights to a long-term glucose sensor being developed by MRG for $30.0 million and retained exclusive marketing rights to the implantable pump product line for diabetes and certain other medical conditions. Under these initial arrangements, we were obligated to make mandatory purchases of implantable pumps from MRG through 2001 and additional purchases of implantable products in subsequent periods to retain our exclusivity. In February 2001, we restructured our agreements with MRG and exercised our $30.0 million option for the worldwide marketing rights to MRG's long-term glucose sensor. Significant terms of the restructured agreements include a $31.8 million equity investment by us in MRG, a waiver by MRG of our prior purchase commitments, reduced minimum purchase commitments and purchase prices, redefinition of funding responsibilities for future joint research and development programs and the transfer of marketing rights for non-diabetes medical conditions to MRG (see further discussion in "Liquidity and Capital Resources"). In recent developments, MRG has encountered difficulties in manufacturing the implantable pump systems which may impede MRG's ability to produce and supply implantable pumps under the contract and, as a consequence, our ability to sell and market this product line.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the three months ended March 31, 2000 and the three months ended March 30, 2001, the percentage relationship to net sales of certain items in our condensed consolidated statements of income and the percentage changes in the dollar amounts of such items on a comparative basis.


                                                                              PERCENTAGE OF NET SALES
                                                                        -----------------------------------
                                                                        THREE MONTHS         THREE MONTHS          PERCENTAGE
                                                                            ENDED                ENDED              INCREASE
                                                                        MARCH 31, 2000       MARCH 30, 2001         (DECREASE)
                                                                        --------------       --------------         ----------
Net sales ...........................................................       100.0%               100.0%                32.6%
Cost of sales .......................................................        32.5                 32.6                 33.1%
                                                                            -----                -----
Gross profit ........................................................        67.5                 67.4                 32.4%
Operating expenses:
       Selling, general and administrative ..........................        42.9                 46.8                 44.7%
       Research and development .....................................        12.9                 12.5                 27.7%
                                                                            -----                -----
           Total operating expenses .................................        55.8                 59.3                 40.8%
                                                                            -----                -----
Operating income ....................................................        11.7%                 8.1%                (8.1)%
                                                                            =====                =====


     The following table sets forth domestic and international net sales and gross profits related to our primary product lines for the three months ended March 31, 2000 and for the three months ended March 30, 2001.


                                                         DOLLARS IN THOUSANDS                       % OF NET SALES
                                              ---------------------------------------    -------------------------------------
                                               THREE MONTHS ENDED  THREE MONTHS ENDED    THREE MONTHS ENDED  THREE MONTHS ENDED
                                                 MARCH 31, 2000       MARCH 30, 2001       MARCH 31, 2000      MARCH 30, 2001
                                              -------------------  -------------------  -------------------  ----------------
NET SALES:
External pumps and  related
disposables:
   External pumps:
     Domestic ..............................      $ 29,730              $ 35,872               49.3%               44.8%
     International .........................         2,769                 4,896                4.6%                6.1%
                                                  --------              --------              -----               -----
        Subtotal ...........................        32,499                40,768               53.9%               50.9%
   Disposable products:
     Domestic ..............................        21,941                30,496               36.4%               38.1%
     International .........................         1,838                 3,843                3.0%                4.8%
                                                  --------              --------              -----               -----
        Subtotal ...........................        23,779                34,339               39.4%               42.9%
Total external pumps and
related disposables ........................        56,278                75,107               93.3%               93.8%
Implantable insulin pumps ..................           300                   351                0.5%                0.4%
Other diabetes supplies ....................         2,346                 3,185                3.9%                4.0%
Glucose monitoring systems .................           649                   690                1.1%                0.9%
Pharmacy products ..........................           765                   674                1.2%                0.9%
                                                  --------              --------              -----               -----
TOTAL NET SALES ............................      $ 60,338              $ 80,007              100.0%              100.0%
                                                  ========              ========              =====               =====
GROSS PROFITS:
External pumps and related
disposables:
   External pumps:
     Domestic ..............................      $ 23,926              $ 29,782               39.7%               37.2%
     International .........................         1,833                 3,153                3.0%                3.9%
                                                  --------              --------              -----               -----
        Subtotal ...........................        25,759                32,935               42.7%               41.1%
   Disposable products:
     Domestic ..............................        12,666                18,139               21.0%               22.7%
     International .........................         1,183                 1,994                2.0%                2.5%
                                                  --------              --------              -----               -----
        Subtotal ...........................        13,849                20,133               23.0%               25.2%
Total external pumps and
related disposables ........................        39,608                53,068               65.7%               66.3%
Implantable insulin pumps ..................           (45)                 (581)              (0.1%)              (0.7)%

Other diabetes supplies ....................           794                 1,021                1.3%                1.3%

Glucose monitoring systems .................           304                   268                0.5%                0.3%

Pharmacy products ..........................            85                   156                0.1%                0.2%
                                                  --------              --------              -----               -----

TOTAL GROSS PROFITS ........................      $ 40,746              $ 53,932               67.5%               67.4%
                                                  ========              ========              =====               =====


THREE MONTHS ENDED MARCH 30, 2001 AND MARCH 31, 2000

NET SALES

     Net sales increased 32.6% during the three months ended March 30, 2001 over the three months ended March 31, 2000 to $80,007,000 from $60,338,000. This increase is primarily the result of an increase of 33.5%, or $18,829,000, in sales of external pumps and related disposable products. Sales of external pumps grew 25.4% during the first quarter of 2001 with external pump domestic sales growing 20.7% and external pump international sales increasing 76.8%. The domestic increase is primarily related to an increase of 25.2% in unit volume during the three months ended March 30, 2001 over the comparable period in 2000 that was partially offset by a decrease in average selling prices. The increase in external pump international sales is the result of a 72.6% increase in unit volume combined with a slight increase in average selling prices as we processed a greater percentage of international external pump sales through our direct operations in foreign markets where we realize higher prices during the 2001 first quarter compared to the 2000 first quarter.

     Commencing in the second quarter of 2000, we began selling our programmable external insulin pumps to qualified Medicare beneficiaries when the Health Care Financing Administration began covering these products. Shipments of external pumps to patients who have Medicare as their primary source of reimbursement was the major factor in the reduction of external pump average sales prices. Revenue for the Medicare patients is recognized over a payment period ranging from 13 to 15 months. The patient also has the right to return the pump at any time during the payment period. This is contrasted to our traditional sales model, where revenue is recognized upon shipment and there is no inherent right of return. During the first quarter of 2001 approximately 5.4% of our domestic external pump shipments were billed under the Medicare program. If the Medicare pumps shipped during the 2001 first quarter had been reimbursed in our more traditional models, revenues would have increased by approximately $300,000 with a corresponding increase in gross profits and operating results. The financial impact to our operating results of the Medicare reimbursement program is more pronounced as we start up Medicare sales activity. Over time, assuming Medicare sales volumes remain relatively consistent, the impact of the Medicare reimbursement program upon our short-term operations should diminish. Domestic external pump prices remained relatively consistent for units sold to non-Medicare patients and distributors.

     Sales of the related disposable products increased 44.4% during the three months ended March 30, 2001, with domestic sales growth at 39.0% and international sales growth at 109.1%. This increase in sales of disposable products was primarily volume driven in both the domestic and international markets. This volume increase has been a function of our external pump sales growth, as the number of patients utilizing our external pumps has almost doubled over the past two years. Domestic prices have also increased due to two factors: first, we continue to experience a shift in product mix of the infusion sets sold, with customers moving to the more expensive models; and second, domestic average sales prices have increased as a result of processing more disposable sales directly with third-party payors through our direct sales organization, as contrasted to sales to independent dealers, which are typically sold at a discount. International selling prices of disposable products also increased during the 2001 first quarter due to the shift in customer preferences to more expensive models of our infusion sets.

     Sales of implantable pumps remained consistent during the first quarter of 2001 compared to the first quarter of 2000. Sales activity of this product line remains limited due to the lack of required regulatory approvals. The original implantable pump and the current enhanced version of the implantable pump have received the CE Mark permitting commercial sale in Europe, however, separate approval is required from the EU for the special insulin. The insulin is manufactured by an independent pharmaceutical company, which continues to control the European regulatory filings for its insulin. The applications for approval of the insulin in EU have been filed and are currently under review. In February 2001, we submitted to the FDA separate applications for approval of this device and the special insulin required for its use. The FDA has accepted for filing our application for regulatory approval of the implantable insulin pump. Separately, the FDA has informed us that our application for regulatory approval for the insulin was not accepted. We are in the process of working with the manufacturer of the special insulin in responding to this action by the FDA. No assurance can be given as to when any of these approvals will be received, if at all. Sales of implantable pumps in 2001 have also been adversely impacted by manufacturing difficulties encountered by MRG. We are currently evaluating this situation with MRG management and no assurance can be given as to the timing or ability of MRG to resolve these issues.

     Sales of other diabetes supplies increased by 35.8% or $839,000 during the 2001 first quarter compared to the 2000 first quarter. This increase resulted from overall market growth and the continuation of internal efforts, which began in 1999, to market these products to our external pump patient base. Average sales prices for these products decreased during the first quarter of 2001 compared to the first quarter of 2000 due to competitive pressures and the addition of more Medicare patients to our patient base. Pharmaceutical product sales decreased slightly during the three months ended March 30, 2001 compared to the three months ended March 31, 2000. While pharmacy sales continue to decrease, we maintain this business activity in anticipation of future commercial activities related to our disposable pump and pre-filled insulin cartridge product lines and to support clinical trial activity for the use of other compounds in our current infusion systems.

     Sales of the continuous glucose monitoring systems remained consistent during the first quarter of 2001 compared to the first quarter of 2000. As noted above, sales of this product line continue to be generated from the physician version of this product.

OPERATING RESULTS

     Cost of Sales and Gross Profits--Cost of sales increased 33.1% during the three months ended March 30, 2001 over the three months ended March 31, 2000 to $26,075,000 from $19,592,000. As a percentage of net sales, cost of sales remained consistent in the 2001 first quarter compared to the 2000 first quarter. Our gross margin percentage on external pumps and related disposable products increased slightly during the first quarter of 2001 compared to the first quarter of 2000. This improvement was due to increased margins realized on domestic sales of both external pumps and disposable products that were partially offset by decreased margins on international sales of these products. Domestic external pump margins improved to 83.0% of domestic external pump sales during the 2001 first quarter compared to 80.5% during the 2000 first quarter due to lower component product costs from several vendors, production efficiencies related to higher manufacturing volumes and continued improvement in our warranty return rate experience that were partially offset by the lower average selling prices noted above. International external pump margins as a percentage of international external pump sales decreased during the 2001 first quarter compared to the 2000 first quarter as the higher cost most current version of the external pump was not available in the foreign markets until later in 2000.

     Domestic disposable products margins improved to 59.5% of domestic disposable products sales during the 2001 first quarter compared to 57.7% during the 2000 first quarter due to stronger pricing achieved through our direct sales efforts and the continued shift of our customers to the higher margin products combined with continued volume-based cost reduction efforts achieved internally and with our contract manufacturers. International disposable products margins decreased during the first quarter of 2001 compared to the first quarter of 2000 due to a greater proportion of international disposable sales being generated by lower margin disposable products.

     Implantable pump gross margins decreased in the 2001 first quarter compared to the 2000 first quarter and remained negative due to the continuation of limited sales activity of this product line. Future margins on implantable pumps may be adversely impacted by a contractual purchase commitment for these products to MRG (see further discussion in "Liquidity and Capital Resources").

     Gross margins realized on other diabetes supplies sales decreased during the first quarter of 2001 compared to the first quarter of 2000 due to the lower average selling prices described above. Gross margins on the limited volume of continuous glucose monitoring system sales during the 2001 first quarter were 38.8% compared to 46.8% for the 2000 first quarter. The fully automated manufacturing operation related to this product line is currently under development and will significantly impact future margins, largely depending upon sales and manufacturing volumes.

     Operating Expenses--Selling, general and administrative expenses increased 44.7% during the three months ended March 30, 2001 over the three months ended March 31, 2000 to $37,493,000 from $25,903,000. As a percentage of net sales, these expenses increased to 46.8% during the 2001 first quarter compared to 42.9% during the 2000 first quarter. Selling and marketing expenses increased primarily due to increased sales volumes, which led to increased sales commissions and other variable field and in-house sales costs. Additionally, domestic selling and marketing expenses have increased as we continue to target more of our sales efforts to the general medical market as opposed to diabetes specialists. Our future continued growth is dependent upon broadening our market penetration to the general market which treats the majority of diabetes patients. International selling and marketing expenditures also increased during the first quarter of 2001, resulting from the establishment of our direct sales operation in Australia during the second quarter of 2000 and increasing expenditures related to the operating activities of our European headquarters in Belgium. General and administrative expenses increased during the 2001 first quarter primarily due to continued investment in our information systems and related expenditures combined with increased rent expense for our new corporate headquarters in Northridge. We commenced a complete information system upgrade during 2000, with the first phase of the project scheduled to be completed by the end of 2001. In addition to information systems and rent, our next largest investment in general and administrative expenses is in reimbursement personnel increases to support our growth and the continued shift of our domestic business activities to direct sales.

     Research and development expenses increased 27.7% during the three months ended March 30, 2001 over the three months ended March 31, 2000 to $9,969,000 from $7,804,000. As a percentage of sales, research and development expenses decreased slightly during the 2001 first quarter compared to the 2000 first quarter. The 2001 first quarter increase in research and development costs resulted from increased expenses in the development of future generations of external pumps and their related disposable products. We continue to invest in start-up manufacturing operations for our current and future continuous glucose monitoring systems, the disposable pump product line and insulin development for all of our insulin delivery systems. Research and development expenses will continue to rise during the remainder of 2001 as several products prepare for launch and enter the later stages of development. These products include our next platform of external pumps, the consumer version of our continuous glucose monitoring system, several insulin programs, and our disposable infusion system for the treatment of Type 2 diabetes and other medical conditions.

     Other--During the three months ended March 31, 2000, other income consisted primarily of interest income generated from our cash, cash equivalents, and short-term investment balances. For the three months ended March 30, 2001, in addition to interest income, other income includes a $4.9 million gain on the sale of our investment in Trimeris, Inc., a drug-development company. We recognized a gain of $11.0 million on the sale of Trimeris shares during 2000 and no longer hold an investment position in Trimeris. Our effective tax rate during the three months ended March 30, 2001 and March 31, 2000 has been computed giving consideration to the pretax earnings and losses applicable to our foreign and domestic tax jurisdictions and various income tax credits for which we are eligible. Inflation has not significantly impacted our results of operations for the past two years.

LIQUIDITY AND CAPITAL RESOURCES

     We generated cash from operations of $15,071,000 during the three months ended March 30, 2001 and $9,383,000 during the three months ended March 31, 2000. Cash flow from operations improved during the first quarter of 2001 compared to the first quarter of 2000 primarily due to increased overall profitability combined with a reduction in accounts receivable that resulted from improved cash collections during the 2001 first quarter. We also experienced a reduction in our income tax receivable that resulted from the collection of several income tax refunds and an increase in our other accrued expenses related primarily to rent for our new corporate headquarters in Northridge. These improvements in the 2001 first quarter cash flows were partially offset by increased expenditures for inventories to increase safety stock levels in anticipation of new product launches planned for the second half of 2001 and to prepare for historically higher sales volumes experienced in the third and fourth quarters. Additionally, expenditures on accrued salaries and sales commissions increased during the three months ended March 30, 2001 as we paid out all of 2000 accrued bonuses and sales commissions during the first quarter of 2001.

     Capital expenditures in the first quarter of 2001 decreased to $5,831,000 compared to $10,148,000 spent during the comparable period in 2000. The 2001 first quarter capital expenditures related primarily to furniture and equipment for our new facility, continued investment in equipment related to our new product lines, information technology spending to support our growing business activity and tooling, molds and software necessary for our future product releases. The 2000 first quarter capital expenditures related primarily to building glucose sensor manufacturing capacity, as well as other building improvements to service growth, manufacturing expansion, research and development engineering equipment and information systems requirements. We anticipate that future capital expenditures will increase in support of our new product activities and to build the infrastructure to accommodate continuing growth. Other investing activities during the 2001 first quarter included our acquisition of Magnolia Medical, LLC for $3,726,000 in cash and an investment that is convertible into equity in Diabetes Manager.com for $3,000,000 in cash.

     During the first quarter of 2001, we completed the first phase of construction of our corporate headquarters, research and development and manufacturing facilities on the campus of California State University, Northridge. The construction of these facilities was financed through an $80.0 million synthetic lease transaction and, in a related transaction with the lessors, we obtained a revolving line of credit to borrow up to $15.0 million that has never been drawn. Under the terms of the arrangement, a special purpose trust subleases the land to us and leases the improvements to us. In connection with these transactions, we pledged substantially all of our assets as collateral security and are subject to various affirmative and negative covenants regarding the conduct of our business, including restrictions on the payment of dividends, incurrence of additional debt, capital expenditures, investments, and other operating considerations. These arrangements could adversely affect our ability to acquire additional capital resources or engage in certain strategic transactions. The synthetic lease has an initial term of five years, with two one-year renewal options. Additionally, we have the option of purchasing the leasehold and improvements during this period. If we do not exercise this option, we will be forced to abandon the premises. We anticipate exercising this option prior to its expiration, which will require additional resources. The underlying ground lease has a term of 40 years with renewal options for up to an additional 40 years. Under these arrangements, we are committed to annual payments that are indexed to market interest rates and currently range from $5.5 million to $6.2 million, which commenced on April 1, 2001. Additionally, we are committed to average annual payments in future periods of approximately $450,000 plus periodic cost of living adjustments, per the terms of the ground lease for the Northridge property. When the synthetic lease terminates, we will be able to assume the obligations of the special purpose trust as the lessee under the ground lease if we exercise our option to purchase.

     In September 2000, we entered into an agreement to lease certain computer software and hardware in conjunction with our implementation of a new enterprise resource planning system, which we call ERP. The lessors have agreed to fund up to $16.0 million under this operating lease. Upon full funding of this lease, we will be committed to annual payments not to exceed $4.0 million, depending upon the amounts drawn under this operating lease. Full funding of this lease is not expected until late 2001. We made payments under this lease of $748,000 during the first quarter of 2001.

     As stated previously, we restructured our agreements with MRG in February, 2001 and exercised our option to purchase the exclusive worldwide marketing rights to MRG's long-term glucose sensor for $30.0 million. The restructured agreements with MRG included our acquisition of a $31.8 million equity investment in MRG, which was completed in March, 2001. Our ownership position in MRG is approximately 8.0%. Additionally, we are required to make mandatory minimum purchases of implantable pump units from MRG over the next four years in the following amounts as of March 30, 2001:


      Through December 28, 2001..........................      $ 1,692,000
      2002...............................................        3,240,000
      2003...............................................        4,860,000
      2004...............................................        7,020,000
                                                               -----------
                    Total................................      $16,812,000
                                                               ===========

     We have accrued $3,085,000 as of March 30, 2001 related to implantable pump purchase commitments in excess of expected usage during the four-year period. We are required to pay additional fees of up to $12 million in periods subsequent to 2002 related to the implantable pump product line. These amounts may be reduced to the extent we purchase implantable pumps in excess of the minimum purchase requirements. In addition to these amounts and the mandatory purchase commitments, we are required to pay additional license fees of $12.5 million to MRG related to achievement of development milestones on future products for the treatment of diabetes which are in the early stages of development. In the event that we fail to satisfy the minimum purchase commitments in 2003 or 2004 or fail to render the license fee payments as required, MRG has the right to repurchase all of the distribution rights for $60.0 million or purchase distribution rights to MRG's next generation implantable pump for $7.5 million. MRG has agreed to supplement our funding of the development of the special insulin used in the implantable system and to fund a greater portion of the clinical trials of the long-term glucose sensor.

     In 1998, we signed a research and development contract with American Medical Instruments, Inc. which we call AMI, a member of The Marmon Group of Companies. Under the agreement we performed research and development services on certain technical developments for our future products, and received $6.0 million in funding in each of 1998 and 1999, upon the achievement of specified milestones. Subject to the payment of royalties to AMI, we may sell products utilizing the technologies developed pursuant to the agreement on a worldwide basis, with the exception of Japan. We also have the right to purchase the technologies at escalating prices, and currently expect to purchase such technologies during the second quarter of 2001 for a payment of approximately $16.5 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We invest excess cash in short-term debt securities that are classified as available for sale. Two of the main risks associated with these investments are interest rate risk and credit risk. Typically, when interest rates rise, there is a corresponding decline in the market value of the debt securities. Fluctuations in interest rates should not have a material effect on our financial statements because of the short-term nature of the securities in which we invest. Credit risk refers to the possibility that the issuer of the debt securities will not be able to make principal and interest payments. We have limited our investments to investment grade or comparable securities and have not experienced any losses on our investments to date due to credit risk. To date, we have not invested in derivative instruments or engaged in hedging activities.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

     Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

ITEM 5. OTHER INFORMATION

     Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS


EXHIBIT NO.                EXHIBIT
-----------                -------
10.1       First Amendment To Change Of Control Agreement by and between
           MiniMed Inc. and Alfred E. Mann.

10.2       First Amendment To Change Of Control Agreement by and between
           MiniMed Inc. and Terrance H. Gregg.

10.3       First Amendment To Change Of Control Agreement by and between
           MiniMed Inc. and Eric S. Kentor.

10.4       First Amendment To Change Of Control Agreement by and between
           MiniMed Inc. and David Morely.

10.5       First Amendment To Change Of Control Agreement by and between
           MiniMed Inc. and Kevin R. Sayer.


(b) REPORTS ON FORM 8-K

     None.

                                    SIGNATURE

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         MiniMed Inc.

Date: May 14, 2001                       /s/  KEVIN R. SAYER
                                         --------------------------------------

                                         Kevin R. Sayer
                                         Senior Vice President, Finance & Chief
                                         Financial Officer

INDEX TO EXHIBITS



EXHIBIT NO.                EXHIBIT
-----------                -------
10.1       First Amendment To Change Of Control Agreement by and between
           MiniMed Inc. and Alfred E. Mann.

10.2       First Amendment To Change Of Control Agreement by and between
           MiniMed Inc. and Terrance H. Gregg.

10.3       First Amendment To Change Of Control Agreement by and between
           MiniMed Inc. and Eric S. Kentor.

10.4       First Amendment To Change Of Control Agreement by and between
           MiniMed Inc. and David Morely.

10.5       First Amendment To Change Of Control Agreement by and between
           MiniMed Inc. and Kevin R. Sayer.

