Form 10-Q
period 2001-06-29
MINIMED INC
filed 2001-08-13
CIK 945801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

     (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission file number 0-26268

MINIMED INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of Incorporated or organization)	95-4408171 (I.R.S. Employer Identification No.)

18000 DEVONSHIRE STREET, NORTHRIDGE, CA 91325
(Address of Principal Executive Offices) (Zip Code)
Registrant’s Telephone Number, Including Area Code: (818) 362-5958

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [  ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

TITLE OF EACH CLASS	OUTSTANDING AT AUGUST 7, 2001

Common Stock, $.01 par value	64,847,974

INDEX

MINIMED INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

MINIMED INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 29, 2000 AND JUNE 29, 2001 (UNAUDITED)

ASSETS

	DECEMBER 29,	JUNE 29,
	2000	2001

CURRENT ASSETS:

Cash and cash equivalents	$105,612,000	$65,867,000

Short-term investments	81,976,000	68,626,000

Accounts receivable, net of allowance for doubtful accounts of $16,240,000 and $18,863,000 at December 29, 2000 and June 29, 2001, respectively	89,153,000	105,800,000

Inventories	31,863,000	35,509,000

Deferred income taxes	8,424,000	8,521,000

Income taxes receivable	3,568,000	816,000

Prepaid expenses and other current assets	11,271,000	9,482,000

Total current assets	331,867,000	294,621,000

NOTE RECEIVABLE FROM AFFILIATE	3,600,000	—

LONG-TERM INVESTMENTS	6,655,000	35,964,000

DEFERRED INCOME TAXES	19,063,000	15,236,000

OTHER ASSETS — Net	18,820,000	53,803,000

LAND, BUILDINGS, PROPERTY AND EQUIPMENT — Net	71,346,000	73,777,000

TOTAL ASSETS	$451,351,000	$473,401,000

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:

Accounts payable	$6,739,000	$7,839,000

Accrued salaries and related benefits	8,016,000	7,333,000

Accrued sales commissions	1,863,000	1,188,000

Accrued warranties	3,681,000	4,077,000

Accrued related party purchase commitment obligations	3,285,000	3,085,000

Accrued merger related costs	—	4,171,000

Other accrued expenses	1,380,000	4,720,000

Total current liabilities	24,964,000	32,413,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Common stock, par value $.01; 100,000,000 shares authorized; 64,547,080 and 64,764,891 shares issued and outstanding as of December 29, 2000 and June 29, 2001, respectively	656,000	658,000

Additional capital	337,751,000	343,199,000

Accumulated other comprehensive income (loss)	1,800,000	(3,019,000)

Retained earnings	86,180,000	100,150,000

Total stockholders’ equity	426,387,000	440,988,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$451,351,000	$473,401,000

See Notes to Consolidated Financial Statements

MINIMED INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED

	JUNE 30,	JUNE 29,	JUNE 30,	JUNE 29,
	2000	2001	2000	2001

NET SALES	$69,411,000	$96,303,000	$129,749,000	$176,311,000

COST OF SALES	22,155,000	33,394,000	41,746,000	59,469,000

GROSS PROFIT	47,256,000	62,909,000	88,003,000	116,842,000

OPERATING EXPENSES:

Selling, general and administrative	29,201,000	40,210,000	55,104,000	77,703,000

Research and development	7,415,000	10,982,000	15,219,000	20,952,000

Merger related costs	—	5,181,000	—	5,181,000

Total operating expenses	36,616,000	56,373,000	70,323,000	103,836,000

OPERATING INCOME	10,640,000	6,536,000	17,680,000	13,006,000

OTHER INCOME, Including interest income	2,037,000	1,905,000	4,759,000	9,560,000

INCOME BEFORE INCOME TAXES	12,677,000	8,441,000	22,439,000	22,566,000

PROVISION FOR INCOME TAXES	4,055,000	4,223,000	7,569,000	8,596,000

NET INCOME	$8,622,000	$4,218,000	$14,870,000	$13,970,000

BASIC EARNINGS PER SHARE	$0.14	$0.07	$0.24	$0.22

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	63,550,000	64,715,000	63,200,000	64,654,000

DILUTED EARNINGS PER SHARE	$0.13	$0.06	$0.22	$0.21

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	67,106,000	67,049,000	66,740,000	66,871,000

See Notes to Consolidated Financial Statements

MINIMED INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2000 AND SIX MONTHS ENDED JUNE 29, 2001 (Unaudited)

	2000	2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$14,870,000	$13,970,000

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	5,316,000	7,901,000

Directors’ fees paid in common stock	45,000	80,000

Deferred income taxes	60,000	5,239,000

Tax benefit from exercise of non-qualified stock options	9,973,000	2,123,000

Changes in operating assets and liabilities:

Accounts receivable, net	(3,115,000)	(17,144,000)

Inventories	(10,836,000)	(3,886,000)

Prepaid expenses and other current assets	64,000	1,751,000

Other assets	39,000	(28,000)

Accounts payable	4,105,000	1,171,000

Accrued salaries and related benefits	(22,000)	(635,000)

Accrued sales commissions	(2,123,000)	(675,000)

Accrued warranties	(273,000)	395,000

Accrued software refurbishment costs	(1,200,000)	—

Income taxes receivable/payable	1,761,000	2,752,000

Accrued related party purchase commitment obligations	—	(200,000)

Accrued merger related costs	—	4,171,000

Other accrued expenses	(365,000)	3,360,000

Net cash provided by operating activities	18,299,000	20,345,000

CASH FLOWS FROM INVESTING ACTIVITIES -

Short-term investments	(15,204,000)	13,350,000

Sale of marketable securities	80,000	641,000

Note receivable from affiliate	—	3,600,000

Investment in Medical Research Group, Inc. (“MRG”)	—	(31,824,000)

Investment in Diabetes Manager.com	—	(3,000,000)

Acquisition of Magnolia Medical	—	(3,761,000)

Purchase of technology license	(1,500,000)	(31,500,000)

Purchase of land, buildings, property and equipment	(16,005,000)	(10,025,000)

Net cash used in investing activities	(32,629,000)	(62,519,000)

CASH FLOWS FROM FINANCING ACTIVITIES -

Proceeds from stock option exercises	8,194,000	1,846,000

Proceeds from issuance of common stock under employee stock purchase plan	—	1,401,000

Net cash provided by financing activities	8,194,000	3,247,000

Effect of cumulative foreign currency translation adjustment on cash	(59,000)	(818,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,195,000)	(39,745,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	92,718,000	105,612,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$86,523,000	$65,867,000

SUPPLEMENTAL CASH FLOW INFORMATION - Cash paid during the period for:

Income taxes	$—	$193,000

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITY — The Company recorded an unrealized holding gain of $9,356,000, net of estimated deferred income taxes on marketable securities classified as long-term investments available for sale during the six months ended June 30, 2000. In connection with the sale of its investment in Trimeris common stock the Company recorded a reduction of $1,509,000 in deferred income tax liabilities during the six months ended June 29, 2001. The Company issued 936 and 2,189 units representing shares of the Company's common stock to certain Directors in lieu of fees during the six months ended June 30, 2000 and June 29, 2001, respectively.

See Notes to Consolidated Financial Statements

MINIMED INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2000 AND SIX MONTHS ENDED JUNE 29, 2001

     The fiscal years referenced herein are as follows:

FISCAL YEAR	YEAR ENDED

2000	December 29, 2000

2001	December 28, 2001

NOTE 1. BASIS OF PRESENTATION

     The accompanying unaudited financial statements of MiniMed Inc. (“MiniMed” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements included in the Annual Report of MiniMed Inc. filed on Form 10-K with the Securities and Exchange Commission for the year ended December 29, 2000. The results of operations for the six months ended June 29, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2001.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Reclassifications — Certain reclassifications have been made to various balances in the 2000 financial statements to conform with current year presentation.

     Income taxes — Net income and earnings per share for the three and six month periods ended June 30, 2000 and June 29, 2001 reflect income taxes which have been recorded at the Company’s estimated effective tax rate for the year. This estimated income tax rate has been determined by giving consideration to the pretax earnings and losses applicable to foreign and domestic tax jurisdictions.

     Adoption of SFAS No. 133 — Effective December 30, 2000, MiniMed adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. To date, MiniMed has not invested in derivative instruments or engaged in hedging activities. Consequently, the adoption of SFAS No. 133 did not have a material effect on the Company’s financial statements.

     Recent accounting pronouncements — In June 2001, the Financial Accounting Standards Board (“FASB”) issued two new pronouncements: Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in MiniMed’s discontinuation of amortization of its goodwill; however, MiniMed will be required to test its goodwill for impairment under the new standard beginning in the first quarter of 2002, which could have an adverse effect on MiniMed’s future results of operations if an impairment occurs.

MINIMED INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2000 AND SIX MONTHS ENDED JUNE 29, 2001

NOTE 3. WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING

     In accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS 128), basic earnings per share for the three and six months ended June 30, 2000 and June 29, 2001, were computed by dividing net income by weighted average common shares outstanding during the periods presented. Diluted earnings per share for the periods presented were computed by dividing net income by weighted average common and common equivalent shares outstanding, computed in accordance with the treasury stock method. The computation of basic and diluted EPS is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED

	JUNE 30,	JUNE 29,	JUNE 30,	JUNE 29,
	2000	2001	2000	2001

BASIC EPS COMPUTATION

Numerator:

Net income applicable to common stock	$8,622,000	$4,218,000	$14,870,000	$13,970,000

Denominator:

Weighted average common shares outstanding	63,550,000	64,715,000	63,200,000	64,654,000

Basic earnings per share	$0.14	$0.07	$0.24	$0.22

DILUTED EPS COMPUTATION

Numerator:

Net income applicable to common stock	$8,622,000	$4,218,000	$14,870,000	$13,970,000

Denominator:

Weighted average common shares outstanding	63,550,000	64,715,000	63,200,000	64,654,000

Effect of dilutive securities-Stock options	3,556,000	2,334,000	3,540,000	2,217,000

Diluted weighted average shares outstanding	67,106,000	67,049,000	66,740,000	66,871,000

Diluted earnings per share	$0.13	$0.06	$0.22	$0.21

MINIMED INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2000 AND SIX MONTHS ENDED JUNE 29, 2001

NOTE 4. CONSOLIDATED BALANCE SHEET COMPONENTS

Certain balance sheet components are as follows:

	DECEMBER 29,	JUNE 29,
	2000	2001

Inventories:

Raw materials	$15,025,000	$17,864,000

Work-in-progress	2,143,000	2,750,000

Finished goods	14,695,000	14,895,000

Total	$31,863,000	$35,509,000

Land, buildings, property and equipment:

Land, buildings and improvements	$18,198,000	$18,680,000

Machinery and equipment	44,346,000	47,483,000

Tooling and molds	7,091,000	8,264,000

Computer software	12,749,000	15,733,000

Furniture and fixtures	16,287,000	18,581,000

	98,671,000	108,741,000

Less accumulated depreciation	(27,325,000)	(34,964,000)

Total	$71,346,000	$73,777,000

Other assets:

Technology licenses	$8,543,000	$40,017,000

Goodwill	10,091,000	13,545,000

Other	186,000	241,000

Total	$18,820,000	$53,803,000

Long-term investments:

Investment in Trimeris common stock — at fair value	$5,515,000	$—

Investment in Diabetes Manager.com — at cost	—	3,000,000

Investment in MRG common stock — at cost	—	31,824,000

Investment in PDC common stock — at cost	1,140,000	1,140,000

Total	$6,655,000	$35,964,000

The Company has recorded $1,243,000 and $1,550,000 as accumulated amortization on other assets at December 29, 2000 and June 29, 2001, respectively.

NOTE 5. COMPREHENSIVE INCOME

The Company’s total comprehensive income is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED

	JUNE 30,	JUNE 29,	JUNE 30,	JUNE 29,
	2000	2001	2000	2001

		(Unaudited)
Net income	$8,622,000	$4,218,000	$14,870,000	$13,970,000

Other comprehensive income (loss):

Foreign currency translation adjustments	(65,000)	(597,000)	(59,000)	(1,455,000)

Unrealized holding gain on securities:

Unrealized gain on securities	5,874,000	—	14,174,000	—

Less: reclassification adjustment for gain included in net income	(301,000)	—	(608,000)	(4,881,000)

Other comprehensive income (loss), before income tax	5,508,000	(597,000)	13,507,000	(6,336,000)

Income tax expense related to items of other comprehensive income (loss)	1,942,000	—	4,818,000	(1,517,000)

Other comprehensive income	3,566,000	(597,000)	8,689,000	(4,819,000)

Total comprehensive income (loss)	$12,188,000	$3,621,000	$23,559,000	$9,151,000

MINIMED INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2000 AND SIX MONTHS ENDED JUNE 29, 2001

NOTE 6. CONTINGENCIES

     Leases — In May 1999, the Company entered into an agreement to lease up to 28 acres of land located on the campus of California State University, Northridge, where it has constructed the first phase of a corporate headquarters, research and development and manufacturing facility. The ground lease has an initial term of 40 years with renewal options for up to an additional 40 years. Pursuant to the terms of the ground lease, the Company made payments of $150,000 during the first six months of both 2000 and 2001, and is committed to average annual payments in future periods of approximately $450,000 plus periodic cost of living adjustments.

     In May 1999, the Company also entered into a transaction pursuant to which it now leases certain buildings constructed on the land described above. The lessors of the buildings originally committed to fund up to a maximum of $65.0 million for construction of the buildings and provided the Company with a $15.0 million revolving line of credit that has never been drawn. During October 2000, the Company negotiated an increase of this lease arrangement to $80.0 million in order to expand the development of this facility. Under the terms of the transaction, a special purpose trust subleases the land, buildings and improvements to the Company. The lease has an initial term of five years, with two one-year renewal options. Under the revised arrangement, the Company is committed to annual rent payments under this operating lease that are indexed to market interest rates and currently range from $5.5 million to $6.2 million commencing on April 1, 2001. The Company recorded $2,748,000 as rent expense under this lease during the six months ended June 29, 2001. In connection with these transactions, the Company pledged substantially all of its assets as collateral security, and is subject to various affirmative and negative covenants regarding the conduct of its business including restrictions on the payment of dividends and the incurrence of additional debt. The Company is in compliance with all conditions related to these transactions as of June 29, 2001. These arrangements could adversely affect the Company’s ability to acquire additional capital resources or engage in certain strategic transactions.

     In February 2001 the Company made a payment of $30.0 million in connection with the exercise of an option to acquire the exclusive worldwide marketing rights of a long-term implantable glucose sensor developed by Medical Research Group, Inc. (“MRG”), which option had been acquired by the Company in 1998. Concurrently, the Company made a $31.8 million equity investment. In September 2000, the Company entered into an agreement to lease certain computer software and hardware in conjunction with its implementation of a new enterprise resource planning (“ERP”) system. The lessors have agreed to fund up to $16.0 million for this lease. Upon full funding of this lease, the Company will be committed to annual payments not to exceed $4.0 million, depending upon the amounts drawn under this operating lease. Full funding of this lease is not expected until late 2001. The Company made payments under this lease of $1,854,000 during the six months ended June 29, 2001.

     Legal Proceedings — On February 9, 1999, the Company was served with a complaint filed in the Civil District Court For the Parish of Orleans, State of Louisiana, by Diabetes Resources, Inc., which is also known as Insulin Infusion Specialties (“IIS”). The Company and IIS entered into an Educational Dealer Agreement in July, 1997, relating to the distribution of certain MiniMed products by IIS. The Company declined to renew that agreement, pursuant to its terms, as of December 31, 1998. IIS is alleging that MiniMed engaged in unfair competition, breached the agreement, violated applicable trade secret laws and defamed IIS. IIS did not specify the amount of damages it is seeking in its complaint. The Company believes that it has meritorious defenses to IIS’s claims. The action was removed to Federal Court, and the Company has filed an answer denying the material allegations, and filed a counterclaim seeking damages for unfair trade practices. The Company has filed an amended counterclaim seeking damages based on IIS’s failure to pay amounts due and owing. The Company believes that it has meritorious defenses to the claims asserted by IIS. Trial in the matter has been continued to a date to be specified by the Court. Discovery in this litigation is continuing.

     As part of its ERP activities, the Company entered into a contract with Siemens Medical Solutions Health Services Corporation, formerly Shared Medical Systems Corporation (“SMS”), licensing medical billing software and support services. After significant evaluation of the SMS product it has been determined that the SMS product will not integrate effectively with the Company’s selected ERP system. When it became clear that the integration issue could not be solved, the Company notified SMS of its intent to cancel the agreement. SMS responded by claiming the Company is in breach of the agreement. Discussions regarding resolution of this situation have, to this point, been unsuccessful. On July 11, 2001, MiniMed filed a complaint in the Central District of the Los Angeles Superior Court alleging, among other things, that SMS engaged in unfair or fraudulent business practices, untrue and misleading advertising and that SMS breached their contract with the Company. Among other things, the Company is seeking damages or, in the alternative, rescission of the contract with SMS. On July 18, 2001, SMS filed suit in the Court of Common Pleas in Chester County, Pennsylvania, alleging breach of contract on the part of MiniMed. The amount of damages sought by SMS is unspecified. The Company believes that it has meritorious defenses to the claims brought by SMS. Discovery is beginning and motions are currently being filed to determine in which court the case will be heard.

     As a result of the proposed merger with Medtronic, Inc. (see Note 8), the Company and its directors have been named as defendants in a class action lawsuit filed on May 30, 2001 in the Court of Chancery of the State of Delaware in and for New Castle County. The plaintiffs purport to represent a class of public stockholders of the Company whose stock will be converted into the right to receive the $48 per share cash payment in connection with the merger. The complaint alleges that the $48 cash price per share to be paid to stockholders in connection with the proposed merger is inadequate and that the director defendants did not undertake an appropriate process to obtain the best price reasonably available for the sale of the Company. As a result, the plaintiffs allege that the defendant directors breached their fiduciary duties to the Company’s stockholders in approving the Agreement and Plan of Merger, dated May 30, 2001, as amended. In addition, the plaintiffs allege that the proposed merger was coupled with the sale of MRG in order to confer substantial special benefits upon Alfred E. Mann, the founder, Executive Chairman and the largest stockholder of the Company, and his affiliates at the expense of a proper process to maximize value from the merger of the Company. The complaint seeks remedies including unspecified monetary damages, attorneys’, accountants’ and expert’s fees and injunctive relief that would, if granted, prevent the completion of the merger. The Company believes that these allegations are without merit, and intends to vigorously defend this action.

     In addition, the Company and its directors have been named in a class action lawsuit filed on June 6, 2001 in the Superior Court of the State of California in and for the County of Los Angeles. The plaintiffs purport to represent a class of stockholders of the Company asserting a claim in connection with the alleged violation of the fiduciary duties owed by the Company and its directors to the Company’s stockholders. The complaint seeks preliminary and permanent injunctive relief that would, if granted, prevent the completion of the merger. The Company and its directors have filed a motion to stay the California action, which is set for hearing on August 13, 2001. The Company believes that these allegations are without merit, and intends to vigorously defend this action.

     During the normal course of business, the Company may be subject to other litigation involving various business matters. Management believes that an adverse outcome of any such known matters would not have a material adverse impact on the Company’s financial statements.

MINIMED INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2000 AND SIX MONTHS ENDED JUNE 29, 2001

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

     The Company manages its operating segments through analysis of segment net sales and gross profit. The external infusion pumps, related disposable products, implantable pumps, glucose monitoring systems and other diabetes supplies operating segments are aggregated into the diabetes products operating segment for purposes of tracking selling, general and administrative expenses, interest expense, other income, capital expenditures, depreciation expense and assets and liabilities, as the type of customers, the distribution channels and the nature of the regulatory environment are similar.

     In the following tables, net sales by operating segment and geographic area include sales to customers, as reported in the Consolidated Statements of Income at sales prices which approximate market.

	THREE MONTHS ENDED		SIX MONTHS ENDED

OPERATING SEGMENTS	JUNE 30, 2000	JUNE 29, 2001	JUNE 30, 2000	JUNE 29, 2001

Net sales:

Pharmaceutical products	$654,000	$778,000	$1,419,000	$1,453,000

External infusion pumps	39,428,000	49,362,000	71,927,000	90,130,000

Related disposable products	25,466,000	42,055,000	49,245,000	76,395,000

Implantable pumps	250,000	40,000	550,000	391,000

Glucose monitoring systems	839,000	487,000	1,488,000	1,177,000

Other diabetes supplies	2,774,000	3,581,000	5,120,000	6,765,000

Total net sales	$69,411,000	$96,303,000	$129,749,000	$176,311,000

Gross profit:

Pharmaceutical products	$80,000	$158,000	$164,000	$314,000

External infusion pumps	30,813,000	36,843,000	56,572,000	69,170,000

Related disposable products	15,353,000	24,276,000	29,202,000	44,409,000

Implantable pumps	(345,000)	4,000	(389,000)	31,000

Glucose monitoring systems	315,000	203,000	620,000	471,000

Other diabetes supplies	1,040,000	1,425,000	1,834,000	2,447,000

Total gross profit	$47,256,000	$62,909,000	$88,003,000	$116,842,000

Operating profit (loss):

Pharmaceutical products	$(271,000)	$(133,000)	$(684,000)	$(297,000)

Diabetes products	10,911,000	6,669,000	18,364,000	13,303,000

Total operating profit	$10,640,000	$6,536,000	$17,680,000	$13,006,000

Other income (including interest income)	2,037,000	1,905,000	4,759,000	9,560,000

Income before income taxes	$12,677,000	$8,441,000	$22,439,000	$22,566,000

	AS OF	AS OF
Identifiable assets:	DECEMBER 29, 2000	JUNE 29, 2001

Pharmaceutical products	$3,372,000	$3,695,000

Diabetes products	447,979,000	469,706,000

Total	$451,351,000	$473,401,000

     Capital expenditures and depreciation expense related to the Company’s pharmaceutical products operations are not material compared to its diabetes products operations for the six months ended June 30, 2000 and for the six months ended June 29, 2001.

MINIMED INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2000 AND SIX MONTHS ENDED JUNE 29, 2001

NOTE 8. PENDING MERGER

     On May 30, 2001 Medtronic and the Company announced that the companies had entered into a definitive agreement for Medtronic to acquire MiniMed in a cash-for-stock merger for $48 per share. Pursuant to the terms of the Amended and Restated Agreement and Plan of Merger, dated as of June 19, 2001, by and among MiniMed, Medtronic and MMI Merger Sub, Inc., a wholly-owned merger subsidiary of Medtronic:

•	MMI Merger Sub, Inc. will merge with and into the Company;

•	The Company will continue as the corporation surviving the merger and will become a wholly-owned subsidiary of Medtronic; and

•	Each share of Company common stock issued and outstanding at the effective time of the merger (other than shares held by the Company, Medtronic, MMI Merger Sub, Inc. or any direct or indirect wholly-owned subsidiary of the Company or Medtronic, which will be canceled without payment, and shares held by stockholders who perfect appraisal rights under Delaware law) will be converted into the right to receive $48 per share in cash, without interest. Pursuant to the provisions of the Company’s employee stock option plans, the vesting period for all options to purchase shares of the Company’s common stock will accelerate at the close of the pending merger. Option-holders will be entitled to exercise their stock options and receive the $48 per share merger price.

     The merger is expected to close in the third quarter of calendar 2001, subject to the approval of MiniMed stockholders, regulatory agencies and other closing conditions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this quarterly report. Some of the information in this quarterly report contains forward-looking statements, including statements relating to anticipated operating results, margins, growth, financial resources, capital requirements, adequacy of the Company’s capital resources, the re-submission of the Company's regulatory approval filings relating to the consumer version of its continuous glucose monitoring system, the Company's ability to close its pending merger with Medtronic, the development of new markets, the development, regulatory approval, manufacture, distribution, and commercial acceptance of new products, future product development efforts including the development of an “artificial pancreas”, our ability to assume the obligations of the special purpose trust if we pay off the synthetic lease, our manufacture, distribution and commercialization of a new disposable pump, the exercise of an option to purchase certain technologies or paid-up licenses and new applications for our existing product lines are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements involve risks and uncertainties which may affect our business and prospects, including changes in economic and market conditions, acceptance of our products by the health care and reimbursement communities, health care legislation and regulation, new developments in diabetes therapy, administrative and regulatory approval and related considerations, competitive developments, maintenance of strategic alliances, and other factors discussed in our filings with the Securities and Exchange Commission.

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

     Product development and manufacturing operations have focused on four product lines: external pumps, disposable products used with our external pumps, continuous glucose monitoring systems, and implantable insulin pumps. Future development of the external pump and disposable product lines will focus upon improving the existing technology for its current use in diabetes treatment, with the ultimate objective of linking the insulin delivery systems to a continuous glucose monitoring system. Our objective is to create an “artificial pancreas”, capable of controlling glucose levels in patients without significant patient intervention. Our infusion pump technology may also be used for the treatment of other medical conditions.

     Our continuous glucose monitoring system has been characterized as a first of its kind technology, and full commercialization will be subject to successful implementation of manufacturing, sales, marketing and reimbursement plans. Sales of continuous glucose monitoring systems commenced in 1999, as we launched a physician version of this product line after receiving regulatory approval in June 1999. We filed an application with the Food and Drug Administration, which we call the FDA, for approval of our consumer version of this product in August 2000. The FDA has indicated that a panel meeting will be required for recommendation of the consumer device prior to commercial approval. No such meeting has been scheduled. Additionally, in order for our consumer continuous glucose monitoring system to be marketed and sold under the labeling that we have requested, the FDA has required that we provide them with more clinical data and has indicated that they will not schedule the panel meeting hearing until the data is provided. As a result of our discussions with the FDA, we have withdrawn our pending application for our consumer version continuous glucose monitoring system while additional data is being prepared. We intend to re-submit our application later this year.

     On September 1, 1998, we sold assets and transferred technology related to our implantable pump program to Medical Research Group, Inc., which we call MRG. Alfred E. Mann, our founder, Executive Chairman and largest stockholder, also founded MRG and he continues to hold a substantial equity interest in MRG. As part of the transaction to transfer this technology, we acquired an option to purchase worldwide exclusive marketing rights to a long-term glucose sensor being developed by MRG for $30.0 million and retained exclusive marketing rights to the implantable pump product line for diabetes and certain other medical conditions. Under these initial arrangements, we were obligated to make mandatory purchases of implantable pumps from MRG through 2001 and additional purchases of implantable products in subsequent periods to retain our exclusivity. In February 2001, we restructured our agreements with MRG and exercised our $30.0 million option for the worldwide marketing rights to MRG’s long-term glucose sensor. Significant terms of the restructured agreements include a $31.8 million equity investment by us in MRG, a waiver by MRG of our prior purchase commitments, reduced minimum purchase commitments and purchase prices, additional license payment obligations by us, redefinition of funding responsibilities for future joint research and development programs and the transfer of marketing rights for non-diabetes medical conditions to MRG (see further discussion in “Liquidity and Capital Resources”). In recent developments, MRG has encountered difficulties in manufacturing the implantable pump systems which may impede MRG’s ability to produce and supply implantable pumps under the contract and, as a consequence, our ability to sell and market this product line.

     During 1999, we entered into two strategic relationships that will affect future product development, manufacturing, sales and marketing efforts, as well as financial performance. In February 1999, we entered into an agreement with Eli Lilly & Co., which we call Lilly giving us a worldwide license to package and sell a new formulation of Lilly’s insulin lyspro for use with our programmable insulin infusion pumps. We will offer this insulin to our patients in pre-filled cartridges to be used exclusively in our external programmable insulin infusion pumps. In June 1999, we entered into agreements with a division of Elan Corporation, plc, which we call Elan, to manufacture and market exclusively under our name for insulin delivery a disposable, constant-flow infusion system developed by Elan. Our current plans are to offer this disposable infusion system to patients with Type 2 diabetes, further broadening our potential markets. We will also manufacture this infusion system for Elan and its other licensees for use with a variety of other pharmaceutical compounds. Our ability to market products related to each of these agreements is subject to regulatory approval (including separate regulatory approval of the insulin to be used in connection with the disposable infusion system), the timing and certainty of which are not predictable.

PENDING MERGER

     On May 30, 2001 the Company and Medtronic announced that the companies had entered into a definitive agreement for Medtronic to acquire our company in a cash-for-stock merger for $48 per share. Our merger agreement was amended and restated effective as of June 19, 2001. A special meeting of stockholders to vote and consider the proposed merger is scheduled for August 22, 2001. Subject to the approval of MiniMed stockholders at the special meeting and other closing conditions, the merger is anticipated to close during the third quarter of calendar 2001. Concurrently, Medtronic entered into a merger agreement with MRG whereby Medtronic anticipates acquiring MRG for approximately $420 million in cash and stock.

RESULTS OF OPERATIONS

     The following table sets forth, for the three- and six-month periods ended June 30, 2000 and June 29, 2001, the percentage relationship to net sales of some items in our consolidated statements of income and the percentage change in the dollar amount of these items on a comparative basis.

	PERCENTAGE OF NET SALES

	THREE MONTHS ENDED			SIX MONTHS ENDED

	JUNE 30,	JUNE 29,	% INCREASE	JUNE 30,	JUNE 29,	% INCREASE
	2000	2001	(DECREASE)	2000	2001	(DECREASE)

Net sales	100.0%	100.0%	38.7%	100.0%	100.0%	35.9%

Cost of sales	31.9	34.7	50.7%	32.2	33.7	42.5%

Gross profit	68.1	65.3	33.1%	67.8	66.3	32.8%

Operating expenses:

Selling, general and administrative	42.1	41.7	37.7%	42.5	44.1	41.0%

Research and development	10.7	11.4	48.1%	11.7	11.9	37.7%

Merger related costs	—	5.4	n/a	—	2.9	n/a

Total operating expenses	52.8	58.5	54.0%	54.2	58.9	47.7%

Operating income	15.3%	6.8%	(38.6%)	13.6%	7.4%	(26.4%)

     The following table sets forth domestic and international net sales and gross profits for our significant business activities for the three and six month periods ended June 30, 2000 and June 29, 2001.

	DOLLARS IN THOUSANDS				% OF NET SALES

	THREE MONTHS ENDED		SIX MONTHS ENDED		THREE MONTHS ENDED		SIX MONTHS ENDED

	JUNE 30,	JUNE 29,	JUNE 30,	JUNE 29,	JUNE 30,	JUNE 29,	JUNE 30,	JUNE 29,
	2000	2001	2000	2001	2000	2001	2000	2001

	(Unaudited)
NET SALES:

External pumps and related disposables:

External pumps:

Domestic	$36,980	$43,979	$66,710	$79,851	53.3%	45.7%	51.4%	45.3%

International	2,448	5,383	5,217	10,279	3.5	5.6	4.0	5.8

Subtotal	39,428	49,362	71,927	90,130	56.8	51.3	55.4	51.1

Disposable products:

Domestic	22,803	37,281	44,744	67,777	32.9	38.7	34.5	38.5

International	2,663	4,774	4,501	8,618	3.8	5.0	3.5	4.9

Subtotal	25,466	42,055	49,245	76,395	36.7	43.7	38.0	43.4

Total external pumps and related disposable products	64,894	91,417	121,172	166,525	93.5	95.0	93.4	94.5

Implantable insulin pumps	250	40	550	391	0.4	—	0.4	0.2

Other diabetes supplies	2,774	3,581	5,120	6,765	4.0	3.7	4.0	3.8

Glucose monitoring systems	839	487	1,488	1,177	1.2	0.5	1.1	0.7

Pharmacy products	654	778	1,419	1,453	0.9	0.8	1.1	0.8

Total net sales	$69,411	$96,303	$129,749	$176,311	100.0%	100.0%	100.0%	100.0%

GROSS PROFIT:

External pumps and related disposables:

External pumps:

Domestic	$29,164	$33,725	$53,090	$62,899	42.0%	35.0%	40.9%	35.7%

International	1,649	3,118	3,482	6,271	2.4	3.2	2.7	3.5

Subtotal	30,813	36,843	56,572	69,170	44.4	38.2	43.6	39.2

Disposable products:

Domestic	13,942	22,176	26,608	40,348	20.1	23.0	20.5	22.9

International	1,411	2,100	2,594	4,061	2.0	2.2	2.0	2.3

Subtotal	15,353	24,276	29,202	44,409	22.1	25.2	22.5	25.2

Total external pumps and related disposable products	46,166	61,119	85,774	113,579	66.5	63.4	66.1	64.4

Implantable insulin pumps	(345)	4	(389)	31	(0.5)	—	(0.3)	—

Other diabetes supplies	1,040	1,425	1,834	2,447	1.5	1.5	1.4	1.4

Glucose monitoring systems	315	203	620	471	0.5	0.2	0.5	0.3

Pharmacy products	80	158	164	314	0.1	0.2	0.1	0.2

Total gross profit	$47,256	$62,909	$88,003	$116,842	68.1%	65.3%	67.8%	66.3%

NET SALES

     Net sales increased 38.7% during the three months ended June 29, 2001 over the three months ended June 30, 2000 to $96,303,000 from $69,411,000, and increased 35.9% to $176,311,000 in the first six months of 2001 from $129,749,000 in the first six months of 2000. Sales of external pumps grew 25.2% during the second quarter of 2001 with external pump domestic sales growing 18.9% and external pump international sales increasing 119.9%. For the six months ended June 29, 2001 sales of external pumps grew 25.3% with external pump domestic sales growing 19.7% and external pump international sales increasing 97.0%. The domestic increase is primarily related to an increase of 21.4% in unit volume during the six months ended June 29, 2001 over the comparable period in 2000 combined with a slight increase in average selling prices. The increase in external pump international sales is the result of a 84.9% increase in unit volume combined with a slight increase in average selling prices as we processed a greater percentage of international external pump sales through our direct operations in foreign markets where we realize higher average prices than sales through our foreign distributors.

     Commencing in the second quarter of 2000, we began selling our programmable insulin pumps to qualified Medicare beneficiaries in accordance with the approval granted by the Health Care Financing Administration in 1999. We expect shipments of external pumps to patients who have Medicare as their primary source of reimbursement to adversely impact future external pump average sales prices. During the second quarter of 2001 approximately 4% of our domestic external pump shipments were billed under the Medicare program. Reimbursement to us under the Medicare program is spread over a payment period of 13 to 15 months and the patient has the right to return the pump during the payment period. This is contrasted to our traditional sales model, which allows us to recognize these revenues at the time the pumps are shipped.

     Sales of related disposable products increased 65.1% during the three months ended June 29, 2001, with domestic sales growth at 63.5% and international sales growth at 79.3%. For the comparable six-month periods, related disposable product sales increased 55.1%, with domestic sales rising 51.5% and foreign sales growing at 91.5%. This increase in sales of disposable products was primarily volume driven in both the domestic and international markets. This volume increase is a function of our external pump sales growth, as the number of patients utilizing our external pumps has almost doubled over the past two years. Domestic prices have also increased primarily due to two factors: first, we continue to experience a shift in product mix of the infusion sets sold, with customers moving to the more expensive models; and second, domestic average sales prices have increased as a result of processing more disposable sales directly with third-party payors through our direct sales organization, as contrasted to sales to independent dealers, which are typically sold at a discount. International selling prices of disposable products also increased during the first six months of 2001 primarily due to the shift in customer preferences to more expensive models of our infusion sets.

     Sales of implantable pumps were only $40,000 during the 2001 second quarter and total $391,000 for the first six months of 2001. Sales activity of this product line remains limited due to the lack of required regulatory approvals. The original implantable pump and the current enhanced version of the implantable pump have received the CE Mark permitting commercial sale in Europe, however, separate approval is required from the EU for the special insulin. The insulin is manufactured by an independent pharmaceutical company, which continues to control the European regulatory filings for its insulin. The applications for approval of the insulin in the EU have been filed and are currently under review. In February 2001, we submitted to the FDA separate applications for approval of this device and the special insulin required for its use. The FDA has accepted for filing our application for regulatory approval of the implantable insulin pump. Separately, the FDA has informed us that our application for regulatory approval for the insulin was not accepted. We are in the process of working with the manufacturer of the special insulin in responding to this action by the FDA. No assurance can be given as to when any of these approvals will be received, if at all. Sales of implantable pumps in 2001 have also been adversely impacted by manufacturing difficulties encountered by MRG our OEM supplier of this product. We are currently evaluating this situation with MRG management and no assurance can be given as to the timing or ability of MRG to resolve these issues.

     Sales of other diabetes supplies increased by 29.1% or $807,000 from the second quarter of 2000 to the second quarter of 2001, while sales of these products for the first six months of 2001 increased by 32.1% or $1,645,000 over the first six months of 2000. This increase resulted from overall market growth, the continuation of internal efforts to market these products to our external pump patient base and a shift in our business from lower paying Medicare patients to more private insurance patients. Pharmacy product sales for the first six months of 2001 are comparable to 2000 sales levels. Sales of continuous glucose monitoring systems decreased by 42.0% during the 2001 second quarter compared to 2000 and have decreased 20.9% on a year-to-date basis. Current glucose monitor sales have been made primarily to diabetes specialist physicians and pharmaceutical companies.

OPERATING RESULTS

     Cost of Sales and Gross Profit— Cost of sales increased 50.7% during the three months ended June 29, 2001 over the three months ended June 30, 2000 to $33,394,000 from $22,155,000, and increased 42.5% to $59,469,000 from $41,746,000 for the six months ended June 29, 2001 as compared to the six months ended June 30, 2000. As a percentage of net sales, cost of sales in the 2001 second quarter increased to 34.7% from 31.9% in the comparable period of 2000, while cost of sales as a percentage of net sales for the first six months of 2001 increased to 33.7% from 32.2% for the comparable period of 2000. Gross margins as a percentage of product line sales on external pumps have decreased by 3.5% during the 2001 second quarter compared to the 2000 second quarter and 1.9% for the comparable six-month periods in 2000 and 2001. This decrease is primarily the result of the shift of a greater portion of our business to foreign sales, where margins are traditionally lower due to lower selling prices.

     Gross margins as a percent of product line sales realized on disposable products decreased during both the three and six-month periods ended June 29, 2001 compared to the similar periods during 2000. Domestic margins on related disposable products were consistent for the comparable quarters and on a year-to-date basis. Pricing in the domestic markets have improved due to the continued shift of business to our direct sales channels. The domestic pricing increase has been offset by a shift in product mix to higher cost products purchased from a contract manufacturer. Gross margins on international related disposable products have decreased during the first six months of 2001 due to a product mix shift to higher cost disposable products. Gross margins on other diabetes supplies improved during the second quarter of 2001 compared to the second quarter of 2000 and remained consistent during the first six months of 2001 compared to the first six months of 2000. The improvement in other diabetes supplies margins was due to our repositioning of this business to market these products to our existing external pump patients combined with an increase in average sales prices. Gross margins on glucose monitoring system products decreased due to higher manufacturing costs related to excess capacity of our glucose sensor manufacturing operations.

     Operating Expenses— Selling, general and administrative expenses increased 37.7% during the three months ended June 29, 2001 as compared to the three months ended June 30, 2000 to $40,210,000 from $29,201,000. For the six months ended June 29, 2001, selling, general and administrative expenses grew 41.0% to $77,703,000 from $55,104,000 for the six months ended June 30, 2000. As a percentage of net sales, these expenses were 41.7% during the second quarter of 2001 and to 44.1% during the first six months of 2001 compared to 42.1% during the second quarter of 2000 and to 42.5% for the first six months of 2000. These expenses have increased on an overall basis due to our continued spending to support our worldwide sales growth and customer service. These increases related to the continued expansion of our direct sales organization with the addition of new sales representatives, continued development of our managed care marketing efforts and an expanding commitment to field education and training. We also increased international selling and marketing expenditures to expand our overall international presence and support the significant growth in the European markets. General and administrative expenses increased to support our growth, primarily in the areas of reimbursement and information systems.

     Research and development expenses grew 48.1% during the second quarter of 2001 over the second quarter of 2000 to $10,982,000 from $7,415,000, with research and development expenses increasing 37.7% to $20,952,000 for the first six months of 2001 compared to $15,219,000 for the first six months of 2000. As a percentage of sales, research and development expenses increased to 11.4% during the second quarter of 2001 from 10.7% during the comparable period in 2000, and increased to 11.9% of net sales for the first six months of 2001 compared to 11.7% during the first six months of 2000. Most of the 2001 increase in research and development costs resulted from greater resources directed toward the development of the next generation insulin delivery system, including both the next generation insulin pump and the related disposable products.

     Included in our operating results for the three months ended June 29, 2001, are expenses of $5,181,000 related to our pending merger with Medtronic, Inc. These costs consist primarily of amounts owed to our financial advisors prior to closing, costs of other professional advisors and other expenses incurred during the course of our negotiations.

     Other— During the three and six months ended June 29, 2001 and during the three and six months ended June 30, 2000, other income consisted primarily of interest income generated from our cash, cash equivalents, and short-term investment balances and a $4.9 million capital gain recognized on the sale of our investment in Trimeris, a drug-development company, during the first quarter of 2001. Interest income for the three months ended June 29, 2001 has decreased compared to the corresponding period in 2000 due to our decreased cash and investment balances and lower interest rates. Our effective income tax rate during the six months ended June 29, 2001 and June 30, 2000 has been computed giving consideration to the pretax earnings and losses applicable to our foreign and domestic tax jurisdictions and various income tax credits for which we are eligible. Additionally, during the six months ended June 29, 2001, we recorded $5,181,000 of costs related to our pending merger with Medtronic that are not deductible for income tax purposes. Inflation has not significantly impacted our results of operations for the past two years.

LIQUIDITY AND CAPITAL RESOURCES

     We generated cash from operations of $20,345,000 during the six months ended June 29, 2001 compared to cash generated from operations of $18,299,000 during the six months ended June 30, 2000. Cash flow from operations improved during the first six months of 2001 compared to the first six months of 2000 primarily due to increased non-cash expenses and accruals combined with continued profitability offset by increased accounts receivable and inventory levels. Accounts receivable balances have increased due to the continued shift to direct sales in the domestic markets combined with a longer collection cycle related to our increased international sales activity. Inventories have increased to support continued sales growth and the anticipated launch of new product lines.

     Capital expenditures during the first six months of 2001 had decreased to $10,025,000, compared to $16,005,000 spent during the comparable period in 2000. Fiscal 2001 capital expenditures were related primarily to furniture and equipment for our new facility, continued investment in equipment related to our new product lines, information technology spending to support our growing business activity and tooling, molds and software necessary for our future product releases.

     During the first quarter of 2001, we completed the first phase of construction of our corporate headquarters, research and development and manufacturing facilities on the campus of California State University, Northridge. The construction of these facilities was financed through an $80.0 million synthetic lease transaction and, in a related transaction, we obtained a revolving line of credit to borrow up to $15.0 million that has never been drawn. Under the terms of the synthetic lease arrangement, a special purpose trust subleases the land to us and leases the improvements to us. In connection with these transactions, we pledged substantially all of our assets as collateral security and are subject to various affirmative and negative covenants regarding the conduct of our business, including restrictions on the payment of dividends, incurrence of additional debt, capital expenditures, investments, and other operating considerations. These arrangements could adversely affect our ability to acquire additional capital resources or engage in certain strategic transactions. The synthetic lease has an initial term of five years, with two one-year renewal options. Additionally, we have the option of purchasing the leasehold and improvements during this period. If we do not exercise this option, we will be forced to abandon the premises. We anticipate exercising this option prior to its expiration, which will require additional resources. The underlying ground lease has a term of 40 years with renewal options for up to an additional 40 years. Under these arrangements, we are committed to annual payments that are indexed to market interest rates and currently range from $5.5 million to $6.2 million, which commenced on April 1, 2001. Additionally, we are committed to average annual payments in future periods of approximately $450,000 plus periodic cost of living adjustments, per the terms of the ground lease for the Northridge property. When the synthetic lease terminates, we will be able to assume the obligations of the special purpose trust as the lessee under the ground lease if we exercise our option to purchase.

     In September 2000, we entered into an agreement to lease certain computer software and hardware in conjunction with our implementation of a new enterprise resource planning system, which we call ERP. The lessors have agreed to fund up to $16.0 million under this operating lease. Upon full funding of this lease, we will be committed to annual payments not to exceed $4.0 million, depending upon the amounts drawn under this operating lease. Full funding of this lease is not expected until late 2001. We made payments under this lease of $1,854,000 during the first six months of 2001.

     As stated previously, we restructured our agreements with MRG in February, 2001 and exercised our option to acquire the exclusive worldwide marketing rights to MRG’s long-term glucose sensor for $30.0 million. The restructured agreements with MRG included our acquisition of a $31.8 million equity investment in MRG, which was completed in March, 2001. Our ownership position in MRG is approximately 8.0%. Additionally, we are required to make mandatory minimum purchases of implantable pump units from MRG over the next four years, subject to MRG’s ability to manufacture the implantable pumps. The annual mandatory purchase commitments as of June 29, 2001 are as follows:

Through December 28, 2001	$1,503,000

2002	3,240,000

2003	4,860,000

2004	7,020,000

Total	$16,623,000

     We have accrued $3,085,000 as of June 29, 2001 related to implantable pump purchase commitments in excess of expected usage during the four-year period. We are required to pay additional fees of up to $12 million in periods subsequent to 2002 related to the implantable pump product line. These amounts may be reduced to the extent we purchase implantable pumps in excess of the minimum purchase requirements. In addition to these amounts and the mandatory purchase commitments, we are required to pay additional license fees of $12.5 million to MRG related to achievement of development milestones on future products for the treatment of diabetes which are in the early stages of development. In the event that we fail to satisfy the minimum purchase commitments in 2003 or 2004 or fail to render the license fee payments as required, MRG has the right to repurchase all of the distribution rights for $60.0 million or purchase distribution rights to MRG’s next generation implantable pump for $7.5 million. MRG has agreed to supplement our funding of the development of the special insulin used in the implantable system and to fund a greater portion of the clinical trials of the long-term glucose sensor. In addition to our pending merger with Medtronic, MRG has entered into a separate agreement pursuant to which Medtronic anticipates a concurrent merger with MRG.

     In 1998, we signed a research and development contract with American Medical Instruments, Inc. which we call AMI, a member of The Marmon Group of Companies. Under the agreement we performed research and development services on certain technical developments for our future products, and received $6.0 million in funding in each of 1998 and 1999, upon the achievement of specified milestones. Subject to the payment of royalties to AMI, we may sell products utilizing the technologies developed pursuant to the agreement on a worldwide basis, with the exception of Japan. We also have the right to purchase the technologies at escalating prices, and have purchased such technologies during the third quarter of 2001 for a payment of approximately $16.2 million.

     Management believes that our current level of cash and cash equivalents and short-term investments will be sufficient to meet our needs for working capital and capital expenditures for the next 24 to 36 months. The requirements for additional capital and working capital, however, are subject to change and will depend upon numerous factors, including:

•	the level of capital expenditures, especially related to the completion of our manufacturing operations for the continuous glucose monitoring system, the disposable pump operations and our various insulin projects;

•	research and development activities and results;

•	competitive and technological developments;

•	health care reimbursement trends; and

•	the availability for our acquisition of complementary additional distribution channels, products, and technologies.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On February 9, 1999, the Company was served with a complaint filed in the Civil District Court For the Parish of Orleans, State of Louisiana, by Diabetes Resources, Inc., which is also known as Insulin Infusion Specialties (“IIS”). The Company and IIS entered into an Educational Dealer Agreement in July, 1997, relating to the distribution of certain MiniMed products by IIS. The Company declined to renew that agreement, pursuant to its terms, as of December 31, 1998. IIS is alleging that MiniMed engaged in unfair competition, breached the agreement, violated applicable trade secret laws and defamed IIS. IIS did not specify the amount of damages it is seeking in its complaint. The Company believes that it has meritorious defenses to IIS’s claims. The action was removed to Federal Court, and the Company has filed an answer denying the material allegations, and filed a counterclaim seeking damages for unfair trade practices. The Company has filed an amended counterclaim seeking damages based on IIS’s failure to pay amounts due and owing. The Company believes that it has meritorious defenses to the claims asserted by IIS. Trial in the matter has been continued to a date to be specified by the Court. Discovery in this litigation is continuing.

     As part of its ERP activities, the Company entered into a contract with Siemens Medical Solutions Health Services Corporation, formerly Shared Medical Systems Corporation (“SMS”), licensing medical billing software and support services. After significant evaluation of the SMS product it has been determined that the SMS product will not integrate effectively with the Company’s selected ERP system. When it became clear that the integration issue could not be solved, the Company notified SMS of its intent to cancel the agreement. SMS responded by claiming the Company is in breach of the agreement. Discussions regarding resolution of this situation have, to this point, been unsuccessful. On July 11, 2001, MiniMed filed a complaint in the Central District of the Los Angeles Superior Court alleging, among other things, that SMS engaged in unfair or fraudulent business practices, untrue and misleading advertising and that SMS breached their contract with the Company. Among other things, the Company is seeking damages or, in the alternative, rescission of the contract with SMS. On July 18, 2001, SMS filed suit in the Court of Common Pleas in Chester County, Pennsylvania, alleging breach of contract on the part of MiniMed. The amount of damages sought by SMS is unspecified. The Company believes that it has meritorious defenses to the claims brought by SMS. Discovery is beginning and motions are currently being filed to determine in which court the case will be heard.

     As a result of the proposed merger with Medtronic, Inc. (see Note 8), the Company and its directors have been named as defendants in a class action lawsuit filed on May 30, 2001 in the Court of Chancery of the State of Delaware in and for New Castle County. The plaintiffs purport to represent a class of public stockholders of the Company whose stock will be converted into the right to receive the $48 per share cash payment in connection with the merger. The complaint alleges that the $48 cash price per share to be paid to stockholders in connection with the proposed merger is inadequate and that the director defendants did not undertake an appropriate process to obtain the best price reasonably available for the sale of the Company. As a result, the plaintiffs allege that the defendant directors breached their fiduciary duties to the Company’s stockholders in approving the Agreement and Plan of Merger, dated May 30, 2001, as amended. In addition, the plaintiffs allege that the proposed merger was coupled with the sale of Medical Research Group in order to confer substantial special benefits upon Alfred E. Mann, the founder, Executive Chairman and the largest stockholder of the Company, and his affiliates at the expense of a proper process to maximize value from the merger of the Company. The complaint seeks remedies including unspecified monetary damages, attorneys’, accountants’ and expert’s fees and injunctive relief that would, if granted, prevent the completion of the merger. The Company believes that these allegations are without merit, and intends to vigorously defend this action.

     In addition, the Company and its directors have been named in a class action lawsuit filed on June 6, 2001 in the Superior Court of the State of California in and for the County of Los Angeles. The plaintiffs purport to represent a class of stockholders of the Company asserting a claim in connection with the alleged violation of the fiduciary duties owed by the Company and its directors to the Company’s stockholders. The complaint seeks preliminary and permanent injunctive relief that would, if granted, prevent the completion of the merger. The Company and its directors have filed a motion to stay the California action, which is set for hearing on August 13, 2001. The Company believes that these allegations are without merit, and intends to vigorously defend this action.

     We are not presently a party to any other pending legal proceedings which we believe are material. From time to time we are subject to various legal proceedings for product liability, employment and other general business related claims. These claims arise out of the ordinary course of our business. We do not believe that any of these claims, individually or collectively, will have any material adverse effect on our business or financial condition, results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit No.	Exhibit

2.1	Amended And Restated Agreement And Plan Of Merger by and among MiniMed Inc., Medtronic, Inc. and MMI Merger Sub, Inc. Dated as of June 19, 2001.

(b)	Reports on Form 8-K

Current report on Form 8-K filed May 30, 2001, announcing the Agreement And Plan Of Merger by and between Medtronic, Inc., a Minnesota corporation, MMI Merger Sub, Inc., a wholly owned subsidiary of Medtronic and the Company pursuant to which, the Company would become a wholly owned subsidiary of Medtronic.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MiniMed Inc.

Date: August 13, 2001	/s/	KEVIN R. SAYER

Kevin R. Sayer Senior Vice President, Finance & Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Amended And Restated Agreement And Plan Of Merger by and among MiniMed Inc., Medtronic, Inc. and MMI Merger Sub, Inc. Dated as of June 19, 2001.